Form 10QSB
period 1998-12-31
AMERICAN ATM CORP
filed 1999-03-03
CIK 1031293

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                     -------------------------------------

                                   FORM 10-QSB

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from __________________ to _____________________

                         Commission file number 0-10909

                               AMERICAN ATM CORP.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                     65-0656168
    (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    5061 NORTH DIXIE HIGHWAY
    BOCA RATON, FLORIDA                                  33431
    (Address of principal executive office)              (zip code)

    Registrant's telephone number, including area code:  561-367-8433

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No  X
                                       ---      ---

           2,816,250 SHARES, $.001 PAR VALUE, AS OF DECEMBER 31, 1998 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                               AMERICAN ATM CORP.

                                 BALANCE SHEETS
                                    (Note 1)

                                   A S S E T S

                                                                        December 31,            June 30,
                                                                            1998                  1998
                                                                        -----------             --------
                                                                         (Unaudited)
Current assets:
   Cash and equivalents                                                  $   45,631            $  171,958
   Accounts receivable                                                       10,129                16,818
   Prepaid expenses and other current assets                                 25,445                13,851
                                                                         ----------            ----------
            Total current assets                                             81,205               202,627
                                                                         ----------            ----------
Property assets:
   Furniture and equipment                                                  290,702               290,702
   Software                                                                   8,693                 8,693
   Leasehold improvements                                                       830                   830
                                                                         ----------            ----------
                                                                            300,225               300,225
   Less:  Accumulated depreciation                                      (   116,569)          (    85,899)
                                                                         ----------            ----------
            Net property assets                                             183,656               214,326
                                                                         ----------            ----------
Deferred offering costs                                                        -                   69,682
                                                                         ----------            ----------
Other assets                                                                  1,919                 2,711
                                                                         ----------            ----------
                                                                         $  266,780            $  489,346
                                                                         ==========            ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current liabilities:
   Lines of credit payable                                               $  260,000            $  260,000
   Accounts payable                                                          30,370                22,824
   Taxes payable                                                              4,855                 6,339
   Accrued professional fees                                                 57,500                49,230
                                                                         ----------            ----------
            Total current liabilities                                       352,725               338,393
                                                                         ----------            ----------
Long-term debt                                                               90,000               110,000
                                                                         ----------            ----------
Deferred rent                                                                 1,000                 1,000
                                                                         ----------            ----------
Stockholders' equity (capital deficiency):
   Preferred stock, $10.00 par value,
      authorized and unissued - 100,000 shares
   Common stock $.001 par value, authorized
      10,000,000 shares, issued and outstanding -
      2,816,250 shares                                                        2,816                 2,816
   Additional paid-in capital                                             1,628,718             1,718,400
   Accumulated deficit                                                  ( 1,808,479)          ( 1,681,263)
                                                                         ----------            ----------
            Total stockholders' equity
              (capital deficiency)                                      (   176,945)               39,953
                                                                         ----------            ----------
                                                                         $  266,780            $  489,346
                                                                         ==========            ==========

                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENTS OF OPERATIONS
                                    (Note 1)

                                                                    For the Six                       For the Three
                                                                    Months Ended                      Months Ended
                                                                    December 31,                       December 31,
                                                             --------------------------         --------------------------
                                                               1998              1997              1998             1997
                                                             --------          --------         --------          --------
                                                                    (Unaudited)                        (Unaudited)
Fee income                                                   $191,901          $131,612         $ 84,668          $ 70,897
                                                             --------          --------         --------          --------
Direct costs:
   Location expenses                                           98,645           109,092           29,009            25,895
   Financing costs                                             31,314            27,791           14,772             7,091
                                                             --------          --------         --------          --------
Total direct costs                                            129,959           136,883           43,781            32,986
                                                             --------          --------         --------          --------

Gross income (loss)                                            61,942         (   5,271)          40,887            37,911
                                                             --------          --------         --------          --------

Operating expenses:
   Selling                                                     57,041            55,359           24,992            24,790
   General and administrative                                 124,892           239,933          100,308           151,969
                                                             --------          --------         --------          --------
Total operating expenses                                      181,933           295,292          125,300           176,759
                                                             --------          --------         --------          --------

Loss from operations                                        ( 119,991)        ( 300,563)       (  84,413)        ( 138,848)
                                                             --------          --------         --------          --------

Other income (deductions):
   Interest expense                                         (   6,600)             -           (   3,300)             -
   Interest income                                              1,375             9,906              454             4,315
                                                             --------          --------         --------          --------
Total other income (deductions)                             (   5,225)            9,906        (   2,846)            4,315
                                                             --------          --------         --------          --------

Loss before income taxes                                    ( 125,216)        ( 290,657)       (  87,259)         (134,533)

Provision for income taxes
   (Notes 2 and 5)                                              2,000             2,000            1,000             1,000
                                                             --------          --------         --------          --------

Net loss                                                    ($127,216)        ($292,657)       ($ 88,259)        ($135,533)
                                                             ========          ========         ========          ========

Net loss per share                                           ($0.05)           ($0.10)          ($0.03)           ($0.05)
                                                              =====             =====            =====             =====

Weighted average share outstanding                          2,816,250         2,816,250        2,816,250         2,816,250
                                                            =========         =========        =========         =========


                       See notes to financial statements.

                               AMERICAN ATM CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)
                        FOR THE YEAR ENDED JUNE 30, 1998
                                    (Note 1)

                                   $.001 Par Value      $10 Par Value
                                    Common Stock       Preferred Stock   Additional                                    Total
                                  ------------------   ----------------    Paid-In      Deferred     Accumulated   Stockholders'
                                   Shares     Amount   Shares    Amount    Capital    Compensation     Deficit        Equity
                                  --------    ------   ------    ------  ----------   ------------   -----------   -------------
Balance - June 30, 1997           2,816,250   $2,816      -      $ -      $1,676,400    ($200,000)   ($  854,846)     $624,370
   Stockholder's wavier of
      salary - contributed to
      capital                          -        -         -        -          42,000         -              -           42,000
   Net loss for the year ended
     June 30, 1998                     -        -         -        -            -         200,000    (   826,417)    ( 626,417)
                                  ---------   ------    ------   ------   ----------     --------     ----------      --------

Balance - June 30, 1998           2,816,250    2,816      -        -       1,718,400         -       ( 1,681,263)       39,953
   Net loss for the six months
     ended December 31, 1998
     (Unaudited)                       -        -         -        -            -            -       (   127,216)    ( 127,216)
   Write-off of deferred
     offering costs                    -        -         -        -     (    89,682)        -              -        (  89,682)
                                  ---------   ------    ------   ------   ----------     --------     ----------      --------

Balance - December 31, 1998
   (Unaudited)                    2,816,250   $2,816      -      $ -      $1,628,718     $   -       ($1,808,479)    ($176,945)
                                  =========   ======    ======   ======   ==========     ========     ==========      ========



                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENTS OF CASH FLOWS
                                    (Note 1)

                                                                                    For the Six
                                                                                    Months Ended
                                                                                     December 31,
                                                                              ------------------------
                                                                               1998              1997
                                                                              ------            ------
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net loss                                                                 ($127,216)        ($292,657)
                                                                             --------          --------
   Adjustments to reconcile net loss to net
         cash used in operating activities:
      Depreciation                                                             30,714            48,356
      Amortization of deferred compensation                                      -              100,000
      Increase (decrease) in cash flows as
            a result of changes in asset and liability account balances:
         Accounts receivable                                                    6,689         (  47,775)
         Prepaid expenses and other current assets                          (  11,594)        (   2,437)
         Other assets                                                             748              -
         Accounts payable                                                       7,546             2,714
         Accrued expenses and other current liabilities                         6,786               342
                                                                             --------          --------
   Total adjustments                                                           40,889           101,200
                                                                             --------          --------
Net cash used in operating activities                                       (  86,327)        ( 191,457)
                                                                             --------          --------
Cash flows from investing activities:
   Acquisition of property assets                                                -            (   6,603)
   Note receivable                                                               -              121,799
                                                                             --------          --------
Net cash provided by investing activities                                        -              115,196
                                                                             --------          --------
Cash flows from financing activities:
   Proceeds from advances                                                        -              177,160
   Proceeds from (payments of) stockholders' notes payable                  (  20,000)           25,000
   Repayments of funding from lines of credit                                    -            (   3,700)
   Deferred offering costs                                                  (  20,000)             -
                                                                             --------          --------
Net cash provided by (used in) financing activities                         (  40,000)          198,460
                                                                             --------          --------
Net increase (decrease) in cash and cash equivalents                        ( 126,327)          122,199

Cash and cash equivalents at beginning of year                                171,958           259,143
                                                                             --------          --------
Cash and cash equivalents at end of year                                     $ 45,631          $381,342
                                                                             ========          ========

Supplemental Schedules of Noncash Financing Activities:

   Offering costs written to additional paid-in capital                      $ 89,682          $   -
                                                                             ========          ========

Supplemental Disclosures of Cash Flow Information:

   Interest paid                                                             $ 26,314          $ 27,791
                                                                             ========          ========

   Taxes paid                                                                $   -             $   -
                                                                             ========          ========



                       See notes to financial statements.

                               AMERICAN ATM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND
                    THE THREE MONTHS ENDED DECEMBER 31, 1998


NOTE 1 - GOING CONCERN.

               The Company was incorporated in Florida in March 1996 as a development stage company. The Company left the development stage in September 1996 when it commenced operations of its business which is independent owner and operator of automatic teller machines (ATMs) at leased locations. The ATMs provide individuals with credit or debit cards the ability to obtain on the spot cash from their bank accounts.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since inception through December 31, 1998 of $1,808,479 of which $94,114 was incurred while the Company was in the development stage. The accompanying financial statements reflect a working capital deficiency of $271,520 at December 31, 1998. The Company's source of funds have been the proceeds from the sale of its common stock, its lines of credit and notes to stockholders. The Company presently has a rental agreement with a bank for the use of the bank's cash in its ATMs which replaced a funding agreement with a private lender.

               Management in December 1998 registered with the Securities and Exchange Commission 3,562,500 shares of the Company's common stock all of which underlie common stock purchase warrants (warrants). If all warrant holders exercise, the Company will receive approximately $8,550,000 in cash proceeds. Management's plan is to use these funds to expand its business and operations which will result in significant revenue increases and reductions in financing and other operating costs which will result in the Company being able to meet its obligations as they become due.

               These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

               The financial statements as at December 31, 1998 and for the six and three months ended December 31, 1998 and 1997 have not been audited. In the opinion of management, the unaudited interim financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at December 31, 1998 and the results of its operations for the three and six months ended December 31, 1998 and 1997, changes in stockholders' equity and cash flows for the six months ended December 31, 1998 and 1997. The results for the six and three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BASIS OF PRESENTATION.

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and 1997 and the results of operations and cash flows for the three and six months ended December 31, 1998 and 1997. The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

               The June 30, 1998 balance sheet has been derived from the audited financial statements at that date included in the Company's Registration Statement on Form S-B2. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a) Use of Estimates:

               The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities or assets at the date of the financial statements and the amounts of revenues or expenses during the reporting period.

         (b) Concentration of Risk and Revenue Recognition:

               The fee income from ATM machines represents 100% of the Company's operating revenues. The Company records its fees on a daily basis from the service charges it assesses directly to the user for monetary transactions. In addition, the Company recognizes its proportionate share of the transaction fees charged by the national network to its participating banks reported to the Company by its electronic reporting vendor. Fee income from ATM processing is limited by the hours of operation at the sites leased by the Company. In some states, the amount and nature of fees charged is limited or restricted by regulation, and in some states private ATM machines are not permissible.

               The Company deposits the majority of its cash in commercial banks and with a national brokerage firm in money market accounts. From time to time, cash balances in the commercial banks exceed federally insured limits. To date, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and equivalents.

          (c) Cash and Equivalents:

               The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 and 1997 and June 30, 1998 were $20,901, $104,000 and $76,253, respectively.

          (d)    Property Assets:

               Property assets are stated at cost. Repairs or maintenance, which do not extend the useful life of the assets, are charged to expense as incurred. As the equipment is retired or otherwise disposed of, the asset and the related accumulated depreciation are removed from the accounts and any resulting profit or loss is reflected in income. The Company expenses its site acquisition costs to operations as they are incurred due to the short length of the site leased and the parties' unilateral ability to terminate the lease with minimal notice.

               Depreciation is provided primarily over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the assets are seven years for machinery and equipment and five years for furniture and fixtures. Leasehold improvements are being amortized over the life of the lease. Depreciation charged to operations in the six and three months ended December 31, 1998 and 1997 was $30,670, $15,332, $48,318 and $41,439, respectively.

         (e) Organization Costs:

               Organization costs which are included in other assets were $167 net of accumulated amortization of $235 at December 31, 1998 and are being amortized over a sixty months period. Amortization charged to operations was $19 in each of the three months ended December 31, 1998 and 1997 and $44 in the six months ended December 31, 1998 and 1997.

         (f) Deferred Offering Costs:

               The Company incurred $89,862 of costs associated with the registration of 3,562,500 shares of its common stock underlying purchase warrants. Upon the successful completion of the registration these costs were charged to additional paid-in capital.

          (g) Advertising:

               The Company expenses advertising costs as incurred. Advertising charged to operations was $700, $-0-, $1,000 and $169 in the six and three months ended December 31, 1998 and 1997, respectively.

          (h) Income Taxes:

               The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates.

               The Company has net operating loss carryforwards available of approximately $1,660,000 at December 31, 1998 and $1,514,000 at June 30, 1998 expiring through 2013 which upon recognition may result in future tax benefits of approximately $575,000 and $520,000, respectively. At December 31, 1998 and June 30, 1998, management is unable to determine if the utilization of the future tax benefit was more likely than not and, accordingly, the asset has been fully reserved.

          (i) Fair Value of Financial Instruments:

               The Company at its inception adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities.

               The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In January 1998, management determined that 20 ATMs became obsolete and restoration costs were not fiscally feasible. The ATMs were sold in February 1998, essentially for the cost to remove them from their various locations which sale resulted in a charge to operations of $206,119 in the year ended June 30, 1998.

               At December 31, 1998 and June 30, 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

          (j) Per Share Data:

               Net loss per share was computed by the weighted average number of shares outstanding during each year. On December 11, 1997 the Board of Directors approved a stock split of five (5) common shares for each four (4) common shares outstanding for shareholders of record on December 22, 1997. The accompanying financial statements and the computation of net loss per share retroactively reflect the December 1997 stock split as if it had occurred on July 1, 1997.

          (k) Recently Issued Accounting Pronouncements:

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 - "Accounting for Derivative Instruments and Hedging Activities". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of opera- tions and cash flows.

NOTE 4 - FINANCING.

               In June 1996, the Company entered into a financing agreement with a private lender, whereby the lender agreed to advance funds to the Company under a line of credit with a minimum of $350,000 to a maximum of $1,000,000 in advances. The funds were for the sole purpose of the cash needs used in the operation of the Company's ATMs. Interest on the used and unused portion of the line of credit was 12% subject to a reduction for the amount of income the lender earned on investing the unused portion of the line. The lender had a lien on all cash in the ATM's. Interest at 12% charged to operations in the six months ended December 31, 1997 under this facility was $25,700.

               In January 1998, the Company terminated the agreement with this lender and entered into a rental agreement with a commercial bank. The rental agreement as memorialized on August 18, 1998 provides for the Company to rent from the bank the cash that is used in the operation of the Company's ATMs. The monthly rental charge for the cash varies and is determined by the amount of cash utilized in the machines at a rate of 2% over the bank's prime lending rate. The lessor bank also earns a portion of the transaction fees that each ATM transaction generates. The Company is responsible to maintain insurance with the bank as loss payee for loss or theft of the machine cash. Although the Company controls the location of each ATM and determines the amount of cash in each ATM, the Company may not handle the rented cash. Only armored transport service carriers under the bank's direct control may handle the rented cash. The maximum amount of cash rented under the present lease agreement was $418,119 and the average cash rented was $234,088. During the six and three months ended December 31, 1998, the maximum amount of cash rented was $280,000 and the average rented cash balance was approximately $240,000. Rent for the cash charged to operations was $14,050 and $6,140 in the six and three months ended December 31, 1998. At December 31, 1998 and June 30, 1998 the amount of rented cash in the Company's ATM's was $241,320 and $258,520, respectively. The Company is contingently liable for any loss of the rented cash for which it has adequate insurance coverage.

               The Company entered into a funding agreement on December 30, 1997 for $260,000 with a corporation whose president is a stockholder of the Company. The funding agreement, as amended on June 1, 1998, requires interest at 10% to be paid monthly. The agreement has no termination date and accordingly is classified as a current liability. The loan is collateralized by the Company's ATMs whose undepreciated cost was $160,000 at December 31, 1998 and $205,000 at June 30, 1998.
          The Company's CEO has personally guaranteed 25% of this obligation. The maximum and average borrowings outstanding under this line of credit was $260,000 and interest charged to operations in the six and three months ended December 31, 1998 was $17,264 and $8,632, respectively.

               Commencing in December 1997 through May 1998, the Company borrowed $110,000 from two stockholders. The original terms of the 12% interest bearing notes were approximately seven months. The stockholders subsequently extended the due dates of all the notes to December 31, 1999 and accordingly such indebtedness is included in long-term debt at June 30, 1998 and December 31, 1998. Interest charged to operations and paid to these stockholders was $3,300 in the six and three months ended December 31, 1998.

NOTE 5 - STOCKHOLDERS' EQUITY.

         (a) Sale of Securities:

               In 1997, the Company completed its sale of 875,000 shares of its common stock and 2,500,000 warrants (as adjusted for the December 11, 1997 stock split) to accredited investors for $689,216 (net of offering costs).

               In January 1997, the Company issued 75,000 shares of its common stock in satisfaction of a $180,000 capital lease obligation for machinery.

          (b) Contribution of Capital:

               The Company's CEO waived $42,000 of his annual $60,000 salary in 1998 and such wavier was recorded as a contribution to additional paid-in capital.

          (c) Warrants:

               In connection with the sale of securities in 1996 and 1997, the Company sold warrants at $0.008 each to acquire 2,500,000 shares of the Company's common stock (as adjusted for the December 1997 stock split) at $2.40 per share.

               Effective December 28, 1996, five consultants received warrants to purchase an aggregate of 1,062,500 shares of the Company's common stock at $2.40 per share (as adjusted for the December 1997 stock split) for services previously rendered. The fair value of the warrants issued and the services rendered (as determined by the Board of Directors and the consultants) was $85,000 which was charged to operations as public relations costs.

          (d) Registration of Securities:

               The Company intends to file with the Securities and Exchange Commission a registration statement on Form SB-2 registering 3,562,500 shares of its common stock all of which underlie warrants to acquire a like number of common shares at $2.40 per share. The Company intends to call the warrants as soon as practicable after The registration statement became effective in December 1998. The proceeds to be received by the Company, if all of the warrants are exercised, would be $8,550,000. Deferred offering costs $89,682 were charged to additional paid-in capital upon the successful completion of the registration statement.

          (e) Common Stock Split:

               The Company's Board of Directors approved a split of its outstanding common shares of five (5) shares for each four (4) shares outstanding on December 11, 1997.

          (f) Stock Options:

               The Board of Directors adopted the American ATM Corp. 1996 Stock Option Plan ("Plan") on December 16, 1996 which the shareholders subsequently approved. The Plan provides for the total issuance of an aggregate of 687,500 common shares under non-qualified and qualified grants. Qualified options are intended to comply with Section 422 of the Internal Revenue Service Code of 1986, as amended. To date all options granted under the Plan have been non-qualified.

               On December 16, 1996, the Company's outside directors and an officer were granted options to acquire and aggregate of 100,000 common shares (as adjusted for the December 11, 1997 stock split) at an exercise price of $0.80 per share which was the common stock's fair value on the date of grant. The directors options were originally exercisable in full at any time through December 15, 2000. The officer's option vest pro rata over its life. On March 21, 1997, the Board of Directors reduced the exercise period of these options to March 25, 2000 for the directors and May 1, 1999 for the officer.

               Also on March 21, 1997, the outside directors were issued additional options to acquire an aggregate (as adjusted for the December 1997 stock split) of 62,500 common shares for $0.80 per share. The Company's Chairman and CEO was granted options to acquire 250,000 common shares at $0.88 per share, as adjusted for the December 1997 stock split.

               The outside directors options were issued as partial payment for their services pursuant to the Company's directors compensation policy which was approved by the Board of Directors in December 1996. The CEO's options were granted in recognition of his services in 1997 and 1998 and for his decision to forego $40,000 in salary for calendar 1996. The waiver of the salary was reflected in the accompanying financial statements as a charge to operations and a credit to additional paid-in capital of $40,000 during fiscal 1997.

               The excess of the fair value of the common stock at March 25, 1997 ($2.40 per share as adjusted for the December 1997 stock split) over the option excerise prices which aggregated $400,000 was classified in the accompanying financial statement as deferred compensation with a corresponding increase to additional paid-in capital. The deferred compensation was charged to operations in the periods that the Chairman and the other directors rendered their services resulting in a $50,000 charge to operations in the three months ended December 31, 1998 and 1997 and a $100,000 charge in the six months ended December 31, 1998 and 1997.

               Pursuant to the Plan, each of the non-employee directors of the Company is to receive yearly - at the conclusion of the stock-holders' annual meeting - an option to acquire 10,000 shares of the Company's common stock for the next fiscal year. Since the Company had not had its annual meeting, the present five non-employee directors were not granted their options for fiscal 1999. Upon the conclusion of the 1999 annual stockholders' meeting, the directors will receive options to acquire an aggregate of 50,000 common shares.

               At September 30, 1998, June 30, 1998 and June 30, 1997, the Company had options for 412,500 common shares issued and unexercised at exercise prices ranging from $.80 to $.88. At December 31, 1998 and June 30, 1998 400,000 shares under options were exercisable at prices ranging from $.80 to $.88 per share.

               Assuming the fair market value of the stock at the date of grant to be $.80 per share in December 1996 and $2.40 per share in March 1997, the life of the options to be three years, the expected volatility at 200%, expected dividends of none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $58,896 and $29,448 in each of the six and three month periods ended December 31, 1998 and 1997 as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

                                                         For the Three                    For the Six
                                                         Months Ended                     Months Ended
                                                         December 31,                        June 30,
                                                    ------------------------        ---------------------------
                                                      1998            1997             1998              1997
                                                    --------        --------        ----------         --------
                                                           (Unaudited)
          Net loss as reported                     ($ 88,259)      ($135,533)         ($127,216)      ($292,657)
                                                    ========        ========           ========        ========

          Additional compensation                   $ 29,448        $ 29,448           $ 58,896        $ 58,896
                                                    ========        ========           ========        ========

          Adjusted net loss                        ($117,707)      ($164,981)         ($186,112       ($351,553)
                                                    ========        ========           ========        ========

          Loss per share
            as reported                             ($0.03)         ($0.05)            ($0.05)         ($0.10)
                                                     =====           =====              =====           =====

          Adjusted loss per share                   ($0.04)         ($0.06)            ($0.07)         ($0.12)
                                                     =====           =====              =====           =====


NOTE 6 - YEAR 2000.

               The Company recognizes the need to ensure its operation will not be adversely affected by Year 2000 software failures. The Company is communicating with suppliers, customers and others with which it does business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES.

          (a) Contingencies:

               The Company is contingently liable for cash in the machines which it rents from a bank. The amount of rented cash at December 31, 1998 was $241,320.

          (b) Leases:

               The Company is a lessee under a operating real property lease for office space which expires on June 30, 1999. Rent expense charged to operations in the six and three months ended December 31, 1998 and 1997 was $5,049, $9,950, $2,249 and $7,200, respectively.

               The Company also leases space for its ATMs under operating leases. Although the stated term of each lease is from one to five years, either party may cancel the lease with minimal notice. Rent charged to operations in the six and three months ended December 31, 30, 1998 and 1997 was $19,467, $28,031, $7,455 and $17,031,
          respectively. Additionally, the Company has agreements with electronic transaction reporting and transfer system service providers which are a crucial component of the Company's operations. These agreements typically require payment based upon the number of transactions processed by the provider.

          (c) Consulting and Employment Agreements:

               The Board of Directors authorized compensation for the Company's CEO and Chairman at $60,000 per year plus 2% of defined operating profits commencing January 1, 1997. During the second half June 30, 1998 this officer waived payment of $42,000 of his salary which was reflected as a contribution to additional paid-in capital. The Company has a three year agreement with a consultant for public relations and financial services. The consultant will receive $96,000 over the term of the agreement which expires in 1999.

Item 2.

                                    ATM CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-QSB. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.

PLAN OF OPERATION

        The Company's plan of operation for the balance of fiscal 1999 and the fiscal year thereafter will principally involve the acquisition of additional ATMs and leased sites. The Company anticipates, with the net proceeds of exercise of its warrants to purchase common stock, together with funds previously raised by the Company, that it will be able to have approximately
50 ATMs in operation by March 31, 1999 with an additional 100 ATMs in operation by the end of fiscal 1999. In addition, the Company has applied for a license to operate ATMs in the Commonwealth of Massachusetts which, if granted, should enable the Company to obtain another 10 to 25 locations in that state. The Company will also seek to acquire other privately held companies in the ATM, banking and related industries. To date, no such companies have been identified.

        Assuming all of the Company's common stock purchase warrants are exercised, of which no assurance can be given, the net proceeds will be approximately $8,460,000. The Company believes the minimum proceeds required from the warrants of approximately $1,700,000 will be sufficient for it to meet its cash requirements to fund and operate its business on an ongoing basis.

RESULTS OF OPERATIONS

        The Company derives its revenues from fees charged for the operation of ATMs which dispense cash to the customer who uses his/her bank ATM debit or credit card. These machines are located in high traffic retail areas and selected convenience stores. The Company has signed 25 of these locations to date and expects to sign at least an additional 25 to 30 before the end of March 1999. The Company currently has 25 machines installed and operating. Generally, the Company has more machines signed than actually installed and in operation because it is always in the process of changing machine locations in an ongoing effort to optimize usage. The Company had non-binding agreements with suppliers for additional machines.

SIX MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

Fee Income:

        For the six months ended December 31, 1998, the Company had gross income of $192,000 compared with $132,000 for the six months ended December 31, 1997. The $60,000 (45.5%) increase was the result of having more equipment in place and all installed equipment beginning to generate fee income in 1998. Additionally, the Company was in the development stage through September 1996 during which time the Company had de minimis revenues.

SIX MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

Direct Costs:

        The Company's direct costs associated with its ATMs operations were $130,000 (67.7% of revenues) as compared with $137,000 (103.8% of revenues) for 1997. The decrease in direct costs of $7,000 (5.1%) is comparable. The decrease in gross loss from $5,000 in 1997 (3.5% of revenues) to gross income of $62,000 in 1998 (32.3% of revenues) is attributable to the generation of higher fee income from ATMs installed in the prior year and fees from machines installed in 1998 while fixed direct costs remained decreased. Variable direct costs increased in relation to the increased number of new machines. Installation, relocation and maintenance costs increased in 1998 due to the decision to dispose of certain machines whose operating maintenance costs were so prohibitively high as to render the machines virtually valueless. These machines were replaced with more user friendly machines whose operating and maintenance costs are considerably lower.

Selling Expenses:

        The Company's selling expenses increased $2,000 (3.6%) in the current year to $57,000 (29.7% of revenues) from $55,000 (41.7% of revenues) in 1997.

General and Administrative Expenses:

        The $115,000 (47.9%) decrease in general and administrative expenses to $125,000 (65.1% of revenues) in the current year from $240,000 (181.8% of revenues) in the prior year resulted primarily from the amortization of $100,000 in deferred compensation in 1997.

Interest:

        Interest expense in 1998 was $38,000 of which $31,000 was included in direct costs in the accompanying financial statements. Interest which was included as a direct cost in 1997 aggregated $28,000. The increase of $10,000 (32.3%) is attributable to the Company's debt financing from related parties obtained in December 1997. Interest income in both years remained relatively constant.

Net Loss:

        The net loss decreased $166,000 (56.7%) to $127,000 in 1998 from $293,000 as per the above analysis.

THREE MONTHS ENDED DECEMBER 31, 1998 VS. DECEMBER 31, 1997

Fee Income:

        For the three months ended December 31, 1998, the Company had gross income of $85,000 compared with $71,000 for the three months ended December 31, 1997. The $14,000 (19.7%) increase was the result of placing more equipment in sites and previously installed equipment generating increased fee income in 1998.

Direct Costs:

        The Company's direct costs associated with its ATMs operations were $44,000 (51.8% of revenues) in 1998 as compared with $33,000 (46.5% of revenues) for 1997. The increase in direct costs of $11,000 (33.3%) is attributable to higher start-up costs incurred in 1997 of $8,000 and an increase in finance costs of $3,000 in the current period.

        The change in gross income from ($38,000) in 1997 (53.5% of revenues) to gross income of $41,000 in 1998 (48.2% of revenues) is attributable to the generation of higher fee income from ATMs installed in the prior year and fees from machines installed in 1998 while fixed direct costs remained stable and variable direct costs declined.

Selling Expenses:

        The Company's selling expenses remained relatively constant at $25,000 in both periods and 29.4% and 35.2% as percent of revenues, respectively.

General and Administrative Expenses:

        The $52,000 (34.2%) decrease in general and administrative expenses to $100,000 (117.6% of revenues) in the current period from $88,000 (144.3% of sales) resulted primarily from the amortization of $50,000 in deferred compensation in 1997.

Interest:

        Interest expense in 1998 was $13,000 of which $10,000 was included in direct costs in the accompanying financial statements. Interest incurred in 1997 of $7,000 is included as a direct cost in 1997. Interest expense increased from loans from related parties was $3,000 in 1998.

        Interest income decreased $4,000 (80.0%) in 1998 to $1,000 (1.2% of revenues) from $5,000 (7.0% of revenues) in 1997. The decrease is the result of the repayment by a stockholder of a loan to the Company during fiscal 1998.

Net Loss:

        The net loss decreased $48,000 (35.3%) to $88,000 in 1998 from $136,000 in 1997 as per the above analysis.

FINANCIAL CONDITION

December 31, 1998 compared to June 30, 1998

        The Company's cash position at December 31, 1998 decreased $126,000 to $46,000. The decrease is attributable to additional deferred offering costs of $20,000, payment of stockholders' notes of $20,000 and by net cash used in operating activities of $86,000.

        Stockholders' equity decreased from $40,000 at June 30, 1998 to a capital deficiency of $117,000 at December 31, 1998 resulting from the loss for the six months ended September 30, 1998 of $127,000 and the write-off of deferred offering costs of $90,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficiency of $272,000 and $136,000 at December 31, 1998 and June 30, 1998, respectively. The Company's primary sources of working capital have been (i) the proceeds from its lines of credit, (ii) proceeds from related party indebtedness, (iii) the rental cash agreement, and,
(iv) the issuance of its securities for cash, as payment for debt and as payment for services rendered. The Company from its inception in March 1996 through December 1996 issued 2,741,250 shares of its common stock and 2,500,000 warrants for $1,161,500 in cash (before costs associated therewith). In December 1996, the Company issued 1,062,500 warrants to acquire a like number of shares of its common stock at $2.40 per share as payment for $85,000 in consulting fees. In January 1997, the Company issued 75,000 shares of its common stock as payment for $180,000 in capital lease obligations. In March 1997 the Company issued to its Chairman options to acquire 250,000 shares of its common stock at $0.88 per share partially as incentive and partially as payment of $40,000 in salary waived by this officer. Additionally, the Company issued options to its five non-employee directors for an aggregate of 62,500 shares at $0.80 per share. The variance between the fair market value of the shares under options issued to the directors and the excerise prices of these options was $400,000 which was reflected as deferred compensation on the date of the grant. The deferred compensation was fully charged to operations by June 30, 1998.

        Currently, the Company's cash requirements include (i) the funding for its existing and new machines, (ii) the costs associated with opening, maintaining and operating machines at new locations, and, (iii) ongoing selling, general, administrative and other operating expenses. Management believes that the Company's cash liquidity position will be enhanced primarily from the realization of the estimated net proceeds of $8,460,000 from the exercise of all of the currently outstanding warrants. The Company presently has warrants outstanding to acquire 3,562,500 shares of its common stock at $2.40 per share. In October 1996, the Company conducted an unregistered Offering under Rule 504, in which the Company sold Warrants to purchase 2,500,000 shares of Common Stock. The Company has also issued Warrants to purchase 1,062,500 shares of common stock in the aggregate in exchange for independent public relations services to the Company in August and December of 1997 and January and March of 1998, respectively. Each such Warrant expires three (3) years from the date thereof, and is exercisable for one share of the Company's common stock at an exercise price of $2.40 per share. The Warrants are exercisable at the earlier of (i) one
(1) year from date of the last sale of the Warrants in the offering in which the Warrants were issued or (ii) upon the effectiveness of a Registration Statement under the Securities Act in which the Shares underlying the Warrants are registered. The exercise price and number of shares deliverable upon exercise of the Warrants are subject to anti-dilution adjustments under certain circumstances.

        The Company intends to call the warrants as soon as practicable after the registration statement becomes effective. The proceeds to be received by the Company, if all of the warrants are exercised, would be $8,550,000 before estimated offering costs of $90,000. Management believes that the minimum proceeds from the Warrants' exercise required for the Company to meet its obligations as they mature to be approximately $1,000,000. Management believes that if must receive an additional $700,000 from the warrants proceeds in order for the Company to initially undertake its plan of operation for the remaining six months of fiscal 1999 and for fiscal 2000. If the Company is not successful in its attempt to have the warrant holders exercise, the Company will not be able to generate sufficient cash funds from its operations to meet its obligations as they mature. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Even if the Company is successful (or partially successful) in its effort to convert the warrants into common shares for at least $1,000,000 up to the entire $8,460,000 in cash, the Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issue Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosure about Pension and Other Postretirement Benefits", and No. 133 - "Accounting for Derivative Instruments and Hedging Activities". Adoption of these standards, which is required in fiscal years beginning after December 15, 1997, is not expected to have an effect on the Company's financial statements, financial position or results of operations. The Company has reviewed all other recently issued accounting pronouncements to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on the Company's current or future earnings or operations.

YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has commenced requesting data concerning Year 2000 compliance from its suppliers, lenders, service providers and others. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements. Although it is management's belief that the failure by such entities to make required software corrections could have an adverse material effect on the Company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any.

INFLATION

Inflation has not had a significant effect on the Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

                                     Part II
                                OTHER INFORMATION

Item 5. Other Information

     The Company's Common Stock has been approved for listing on the Berlin Stock Exchange.

     The Board of Directors has elected Mr. Wayne Kight as the Company's new President and Treasurer.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       American ATM Corp.

                                       By: /s/ Wayne Kight
                                           ---------------------------------
                                           Wayne Kight,
                                           President and Treasurer
                                           (Principal Accounting Officer)
Dated: March 2, 1999