Form 10QSB
period 1999-03-31
AMERICAN ATM CORP
filed 1999-07-19
CIK 1031293

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549




                                   FORM 10-QSB


|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________________ to ______________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---  ---


             2,883,750 shares, $.001 par value, as of March 31, 1999 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                               AMERICAN ATM CORP.







                          INDEX TO FINANCIAL STATEMENTS





                                                                        Page No.
                                                                        --------
Part I -  Financial Information:

          Item 1. Financial Statements:

                  Balance Sheets as at March 31, 1999 (Unaudited)
                  and June 30, 1998 ......................................   3

                  Statements of Operations For the Nine Months
                  Ended March 31, 1999 and 1998 (Unaudited) and
                  For the Three Months Ended March 31, 1999
                  and 1998 (Unaudited) ...................................   4

                  Statements of Stockholders' Equity For the
                  Nine Months Ended March 31, 1999 (Unaudited) and
                  For the Year Ended June 30, 1998 .......................   5

                  Statements of Cash Flows For the Nine Months
                  Ended March 31, 1999 and 1998 (Unaudited) ..............   6

                  Notes to Consolidated Financial Statements .............  7-16


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......... 15-17


Part II - Other Information:

                  Item 3 Through Item 9 - Not Applicable..................   18

                  Signatures..............................................   19

                               AMERICAN ATM CORP.

                                 BALANCE SHEETS
                                    (Note 1)


                                   A S S E T S
                                   -----------

                                                                            March 31,           June 30,
                                                                            ---------           --------
                                                                              1999                1998
                                                                            ---------           --------
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                               $  207,617           $  171,958
   Accounts receivable                                                         15,003               16,818
   Prepaid expenses and other current assets                                   32,143               13,851
                                                                           ----------           ----------
            Total current assets                                              254,763              202,627
                                                                           ----------           ----------

Property assets:
   Furniture and equipment                                                    290,702              290,702
   Software                                                                     8,693                8,693
   Leasehold improvements                                                         830                  830
                                                                           ----------           ----------
                                                                              300,225              300,225
   Less:  Accumulated depreciation                                        (   131,907)         (    85,899)
                                                                           ----------           ----------
            Net property assets                                               168,318              214,326
                                                                           ----------           ----------

Deferred offering costs                                                          -                  69,682
                                                                           ----------           ----------

Other assets                                                                    2,154                2,711
                                                                           ----------           ----------

                                                                           $  425,235           $  489,346
                                                                           ==========           ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

Current liabilities:
   Lines of credit payable                                                 $  260,000           $  260,000
   Current portion of long-term debt                                           90,000                 -
   Accounts payable                                                            79,742               22,824
   Taxes payable                                                                3,390                6,339
   Accrued expenses                                                           106,825               49,230
                                                                           ----------           ----------
            Total current liabilities                                         539,957              338,393
                                                                           ----------           ----------

Long-term debt                                                                   -                 110,000
                                                                           ----------           ----------

Deferred rent                                                                   1,000                1,000
                                                                           ----------           ----------

Stockholders' equity (capital deficiency):
   Preferred stock, $10.00 par value,
      authorized and unissued - 100,000 shares
   Common stock $.001 par value, authorized
      10,000,000 shares, issued and outstanding
      2,883,750 and 2,816,250 shares, respectively                              2,884                2,816
   Additional paid-in capital                                               1,790,332            1,718,400
   Accumulated deficit                                                    ( 1,908,938)         ( 1,681,263)
                                                                           ----------           ----------
            Total stockholders' equity (capital deficiency)               (   115,722)              39,953
                                                                           ----------           ----------

                                                                           $  425,235           $  489,346
                                                                           ==========           ==========


                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENTS OF OPERATIONS
                                    (Note 1)

                                                            For the Nine                          For the Three
                                                            Months Ended                          Months Ended
                                                              March 31,                             March 31,
                                                    ----------------------------         ----------------------------
                                                      1999               1998               1999               1998
                                                    ---------          --------          ---------          ---------
                                                   (Unaudited)                           (Unaudited)
Fee income                                          $283,900           $233,498           $ 91,999           $101,886
                                                    --------           --------           --------           --------

Direct costs:
   Location expenses                                 170,405            212,461             71,760            103,369
   Financing costs                                    53,335             42,793             22,021             15,002
                                                    --------           --------           --------           --------
Total direct costs                                   223,740            255,254             93,781            118,371
                                                    --------           --------           --------           --------

Gross income (loss)                                   60,160          (  21,756)         (   1,782)         (  16,485)
                                                    --------           --------           --------           --------

Operating expenses:
   Selling                                            91,082             80,881             34,041             25,522
   General and administrative                        185,630            348,356             60,738            108,423
                                                    --------           --------           --------           --------
Total operating expenses                             276,712            429,237             94,779            133,945
                                                    --------           --------           --------           --------

Loss from operations                               ( 216,552)         ( 450,993)         (  96,561)         ( 150,430)
                                                    --------           --------           --------           --------

Other income (deductions):
   Interest expense                                (   9,900)         (   7,000)         (   3,300)         (   7,000)
   Interest income                                     1,777             12,179                402              2,273
                                                    --------           --------           --------           --------
Total other income (deductions)                    (   8,123)             5,179          (   2,898)         (   4,727)
                                                    --------           --------           --------           --------

Loss before income taxes                           ( 224,675)         ( 445,814)         (  99,459)         ( 155,157)

Provision for income taxes                             3,000              3,000              1,000              1,000
                                                    --------           --------           --------           --------

Net loss                                           ($227,675)         ($448,814)         ($100,459)         ($156,157)
                                                    ========           ========           ========           ========


Net loss per share                                    ($0.08)            ($0.16)            ($0.04)            ($0.06)
                                                       =====              =====              =====              =====

Weighted average
  share outstanding                                2,828,140          2,816,250          2,851,420          2,816,250
                                                   =========          =========          =========          =========

                       See notes to financial statements.

                               AMERICAN ATM CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED MARCH 31, 1999 (Unaudited)
                      AND FOR THE YEAR ENDED JUNE 30, 1998
                                    (Note 1)








                                                      $.001 Par Value         $10 Par Value       Additional
                                                       Common Stock          Preferred Stock        Paid-In
                                                      Shares     Amount      Shares    Amount       Capital
                                                    ---------    ------      ------    ------     ----------


Balance - June 30, 1997                              2,816,250   $2,816         -      $ -         $1,676,400
   Stockholder's wavier of salary -
     contributed to capital                               -        -            -        -             42,000
   Net loss for the year ended June 30, 1998              -        -            -        -               -
                                                     ---------   ------       ------   ------      ----------

Balance - June 30, 1998                              2,816,250    2,816         -        -          1,718,400
   Net loss for the nine months ended
     March 31, 1999 (Unaudited)                           -        -            -        -               -
   Sale of common stock net of offering costs           67,500       68         -        -             71,932
                                                     ---------   ------       ------   ------      ----------

Balance - March 31, 1999 (Unaudited)                 2,883,750   $2,884         -      $ -         $1,790,332
                                                     =========   ======       ======   ======      ==========











                                                                                            Total
                                                        Deferred        Accumulated      Stockholders'
                                                      Compensation        Deficit           Equity
                                                      ------------      -----------      -------------


Balance - June 30, 1997                                 ($200,000)      ($  854,846)        $624,370
   Stockholder's wavier of salary -
     contributed to capital                                  -                 -              42,000
   Net loss for the year ended June 30, 1998              200,000       (   826,417)       ( 626,417)
                                                         --------        ----------         --------

Balance - June 30, 1998                                      -          ( 1,681,263)          39,953
   Net loss for the nine months ended
     March 31, 1999 (Unaudited)                              -          (   227,675)       ( 227,675)
   Sale of common stock net of offering costs                -                 -              72,000
                                                         --------        ----------         --------

Balance - March 31, 1999 (Unaudited)                     $   -          ($1,908,938)       ($115,722)
                                                         ========        ==========         ========









                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENTS OF CASH FLOWS
                                    (Note 1)

                                                                                         For the Nine
                                                                                         Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                    1999              1998
                                                                                 ----------        ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
   Net loss                                                                      ($227,675)        ($448,814)
                                                                                  --------          --------
   Adjustments to reconcile net loss to net
         cash used in operating activities:
      Depreciation                                                                  46,008            72,885
      Amortization of deferred compensation                                           -              150,000
      Increase (decrease) in cash flows as
            a result of changes in asset and liability account balances:
         Accounts receivable                                                         1,815         (  23,195)
         Prepaid expenses and other current assets                               (  18,292)        (   6,835)
         Other assets                                                                  557                58
         Accounts payable                                                           56,918               922
         Accrued expenses and other current liabilities                             54,646         (     827)
                                                                                  --------          --------
   Total adjustments                                                               141,652           193,008
                                                                                  --------          --------

Net cash used in operating activities                                            (  86,023)        ( 255,806)
                                                                                  --------          --------

Cash flows from investing activities:
   Acquisition of property assets                                                     -            (   6,603)
   Note receivable                                                                    -              125,200
                                                                                  --------          --------
Net cash provided by investing activities                                             -              118,597
                                                                                  --------          --------

Cash flows from financing activities:
   Proceeds from advances                                                             -               75,313
   Proceeds from (payments of) affiliates' notes payable                         (  20,000)          300,000
   Deferred offering costs                                                       (  20,318)             -
   Proceeds from sale of stock                                                     162,000              -
                                                                                  --------          --------
Net cash provided by financing activities                                          121,682           375,313
                                                                                  --------          --------

Net increase cash and cash equivalents                                              35,659           238,104

Cash and cash equivalents at beginning of period                                   171,958           259,143
                                                                                  --------          --------

Cash and cash equivalents at end of period                                        $207,617          $497,247
                                                                                  ========          ========

Supplemental Schedules of Noncash Financing Activities:

   Offering costs written to additional paid-in capital                           $ 90,000          $   -
                                                                                  ========          ========

Supplemental Disclosures of Cash Flow Information:

   Interest paid                                                                  $ 48,338          $ 42,793
                                                                                  ========          ========

   Taxes paid                                                                     $    915          $   -
                                                                                  ========          ========


                       See notes to financial statements.

                               AMERICAN ATM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND
                      THE THREE MONTHS ENDED MARCH 31, 1999


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

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since inception through March 31, 1999 of $1,908,938 of which $94,114 was incurred while the Company was in the development stage. The accompanying financial statements reflect a working capital deficiency of $285,194 at March 31, 1999. The Company's source of funds have been the proceeds from the sale of its common stock, its lines of credit and notes to stockholders. The Company presently has a rental agreement with a bank for the use of the bank's cash in its ATMs which replaced a funding agreement with a private lender.

                  Management in December 1998 registered with the Securities and Exchange Commission 3,562,500 shares of the Company's common stock all of which underlie common stock purchase warrants (warrants). If all warrant holders exercise, the Company will receive approximately $8,550,000 in cash proceeds. Through March 31, 1999, the Company has received $162,000 from the exercise of warrants for 67,500 shares of common stock. Management's plan is to use these funds to expand its business and operations which will result in significant revenue increases and reductions in financing and other operating costs which will result in the Company being able to meet its obligations as they become due.

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

                  The financial statements as at March 31, 1999 and for the nine and three months ended March 31, 1999 and 1998 have not been audited. In the opinion of management, the unaudited interim financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at March 31, 1999 and the results of its operations for the three and nine months ended March 31, 1999, changes in stockholders' equity and cash flows for the nine months ended March 31, 1999 and 1998. The results for the nine and three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - BASIS OF PRESENTATION.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and 1998 and the results of operations and cash flows for the three and nine months ended March 31, 1999 and 1998. The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


         (c) Cash and Equivalents:

                  The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 1999 and 1998 and June 30, 1998 were $98,228, $79,000 and $76,253, respectively.


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

                  Depreciation is provided primarily over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the assets are seven years for machinery and equipment and five years for furniture and fixtures. Leasehold improvements are being amortized over the life of the lease. Depreciation charged to operations in the nine and three months ended March 31, 1999 and 1998 was $45,935, $15,265, $72,822 and $24,504, respectively.

         (e) Organization Costs:

                  Organization costs which are included in other assets were $153 net of accumulated amortization of $230 at March 31, 1999 and are being amortized over a sixty months period. Amortization charged to operations was $19 in each of the three months ended March 31, 1999 and 1998 and $63 in the nine months ended March 31, 1999 and 1998.


         (f) Deferred Offering Costs:

                  The Company incurred $90,000 of costs associated with the registration of 3,562,500 shares of its common stock underlying purchase warrants. Upon the successful completion of the registration these costs were charged to additional paid-in capital.


         (g) Advertising:

                  The Company expenses advertising costs as incurred. Advertising charged to operations was $6,682, $5,982, $ 41,602 and $602 in the nine and three months ended March 31, 1999 and 1998, respectively.


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

                  The Company has net operating loss carryforwards available of approximately $1,700,000 at March 31, 1999 and $1,514,000 at June 30,
         1998 expiring through 2013 which upon recognition may result in future tax benefits of approximately $585,000 and $520,000, respectively. At March 31, 1999 and June 30, 1998, management is unable to determine if the utilization of the future tax benefit was more likely than not and, accordingly, the asset has been fully reserved.


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

                  The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In January 1998, management determined that 20 ATMs became obsolete and restoration costs were not fiscally feasible. The ATMs were sold in February 1998, essentially for the cost to remove them from their various locations which sale resulted in a charge to operations of $206,119 in the fourth quarter of the year ended June 30, 1998.

                  At March 31, 1999 and June 30, 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.


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


         (k) Recently Issued Accounting Pronouncements:

                  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 - "Accounting for Derivative Instruments and Hedging Activities". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.


NOTE 4 - FINANCING.

                  In June 1996, the Company entered into a financing agreement with a private lender, whereby the lender agreed to advance funds to the Company under a line of credit with a minimum of $350,000 to a maximum of $1,000,000 in advances. The funds were for the sole purpose of the cash needs used in the operation of the Company's ATMs. Interest on the used and unused portion of the line of credit was 12% subject to a reduction for the amount of income the lender earned on investing the unused portion of the line. The lender had a lien on all cash in the ATM's. Interest at 12% charged to operations in the nine months ended March 31, 1998 under this facility was $25,700.

                  In January 1998, the Company terminated the agreement with this lender and entered into a rental agreement with a commercial bank. The rental agreement as memorialized on August 18, 1998 provides for the Company to rent from the bank the cash that is used in the operation of the Company's ATMs. The monthly rental charge for the cash varies and is determined by the amount of cash utilized in the machines at a rate of 2% over the bank's prime lending rate. The lessor bank also earns a portion of the transaction fees that each ATM transaction generates. The Company is responsible to maintain insurance with the bank as loss payee for loss or theft of the machine cash. Although the Company controls the location of each ATM and determines the amount of cash in each ATM, the Company may not handle the rented cash. Only armored transport service carriers under the bank's direct control may handle the rented cash. The maximum amount of cash rented under the present lease agreement was $418,000 and the average cash rented was $235,000. During the nine and three months ended March 31, 1999, the maximum amount of cash rented was $280,000 and the average rented cash balance was approximately $220,000. Rent for the cash charged to operations was $20,000 and $6,000 in the nine and three months ended March 31, 1999. At March 31, 1999 and June 30, 1998 the amount of rented cash in the Company's ATM's was $200,000 and $259,000, respectively. The Company is contingently liable for any loss of the rented cash for which it has adequate insurance coverage.

                  The Company entered into a funding agreement on December 30, 1997 for $260,000 with a corporation whose president is a stockholder of the Company. The funding agreement, as amended on June 1, 1998, requires interest at 10% to be paid monthly. The agreement has no termination date and accordingly is classified as a current liability. The loan is collateralized by the Company's ATMs whose undepreciated cost was $138,000 at March 31, 1999 and $205,000 at June 30, 1998. The
         Company's CEO has personally guaranteed 25% of this obligation. The maximum and average borrowings outstanding under this line of credit was $260,000 and interest charged to operations in the nine and three months ended March 31, 1999 was $25,896 and $8,632, respectively.

                  Commencing in December 1997 through May 1998, the Company borrowed $110,000 from two stockholders. The original terms of the 12% interest bearing notes were approximately seven months. The stockholders subsequently extended the due dates of all the notes to December 31, 1999 and accordingly such indebtedness is included in long-term debt at June 30, 1998. Interest charged to operations and paid to these stockholders was $9,900, $3,300, $6,600 and $3,300, respectively, in the nine and three months ended March 31, 1999 and 1998.

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


         (d) Registration of Securities:

                  The Company has filed with the Securities and Exchange Commission a registration statement on Form SB-2 registering 3,562,500 shares of its common stock all of which underlie warrants to acquire a like number of common shares at $2.40 per share. The registration statement became effective on January 6, 1999. Through March 31, 1999, holders of warrants converted warrants into 67,500 common shares for gross proceeds of $162,000. Deferred offering costs of $90,000 were charged to additional paid-in capital. The additional proceeds to be received by the Company, if all of the remaining warrants are exercised, would be $8,388,000.


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

                  On December 16, 1996, the Company's outside directors and an officer were granted options to acquire an aggregate of 100,000 common shares (as adjusted for the December 11, 1997 stock split) at an exercise price of $0.80 per share which was the common stock's fair value on the date of grant. The directors options were originally exercisable in full at any time through December 15, 2000. The officer's option vest pro rata over its life. On March 21, 1997, the Board of Directors reduced the exercise period of these options to March 25, 2000 for the directors and May 1, 1999 for the officer. Effective March 31, 1999, pursuant to resolutions adopted by the Board of Directors on February 11, 1999, the Company amended the options to extend the exercise period to March 24, 2007.


                  Also on March 21, 1997, the outside directors were issued additional options to acquire an aggregate (as adjusted for the December 1997 stock split) of 62,500 common shares for $0.80 per share. The Company's Chairman and CEO was granted options to acquire 250,000 common shares at $0.88 per share, as adjusted for the December 1997 stock split. On February 11, 1999, the term of all of these options was extended from three (3) years to ten (10) years.

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

                  The excess of the fair value of the common stock at March 25, 1997 ($2.40 per share as adjusted for the December 1997 stock split) over the option exercised prices which aggregated $400,000 was classified in the accompanying financial statement as deferred compensation with a corresponding increase to additional paid-in capital. The deferred compensation was charged to operations in the periods that the Chairman and the other directors rendered their services resulting in a $50,000 charge to operations in the three months ended March 31, 1998 and a $150,000 charge in the nine months ended March 31, 1998.

                  Pursuant to the Plan, each of the non-employee directors of the Company is to receive yearly an option to acquire 10,000 shares of the Company's common stock for the next fiscal year. On March 31, 1999, the five directors were issued options to acquire 10,000 common shares at $2.875 per share which was the fair value of the shares on the date of grant. The options are exercisable immediately and expire on March

         31, 2009. Additionally, three officers and employees of the company were granted options aggregating 115,000 common shares on March 31, 1999 at terms and prices identical to the directors options.

                  At March 31, 1999,the Company had options for 577,500 common shares issued and unexercised at exercise prices ranging from $0.80 to $2.875 per share. At June 30, 1998 and June 30, 1997, the Company had options for 412,500 common shares issued and unexercised at exercise prices ranging from $.80 to $.88. At March 31, 1999 and June 30, 1998, respectively, 567,500 and 400,000 shares under options were exercisable at prices ranging from $.80 to $2.875 per share.

                  Assuming the fair market value of the stock at the date of grant to be $.80 per share for the December 1996, $2.40 per share for the March 1997, and $2.875 per share for March 1999 grants, the life of the 1996 options to be three years and the 1997 and 1999 options to be 10 years, the expected volatility at 200% for all, expected dividends of none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $92,500 and $33,604 in the nine and three month periods ended March 31, 1999 and $ $88,344 and $29,448 in the nine and three month periods ended March 31, 1998 as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

                                               For the Three                    For the Nine
                                               Months Ended                     Months Ended
                                                  March 31,                        March 31,
                                          ------------------------             ---------------------
                                            1999            1998             1999              1998
                                          --------        --------        ----------         --------
                                                (Unaudited)

Net loss as reported                     ($100,459)      ($156,157)         ($227,675)      ($448,814)
                                          ========        ========           ========        ========

Additional compensation                   $ 33,604        $ 29,448           $ 92,500        $ 88,344
                                          ========        ========           ========        ========

Adjusted net loss                        ($134,063)      ($185,605)         ($319,675       ($537,158)
                                          ========        ========           ========        ========

Loss per share
  as reported                               ($0.04)         ($0.06)            ($0.08)         ($0.16)
                                             =====           =====              =====           =====

Adjusted loss per share                     ($0.05)         ($0.07)            ($0.11)         ($0.19)
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

NOTE 7 - COMMITMENTS AND CONTINGENCIES.

         (a) Contingencies:

                  The Company is contingently liable for cash in the machines which it rents from a bank. The amount of rented cash at March 31, 1999 was $200,000.

         (b) Leases:

                  The Company is a lessee under a operating real property lease for office space which expires on June 30, 1999. Rent expense charged to operations in the six and three months ended March 31, 1999 and 1998 was $8,000, $13,000, $3,000 and $3,000, respectively.

                  The Company also leases space for its ATMs under operating leases. Although the stated term of each lease is from one to five years, either party may cancel the lease with minimal notice. Rent charged to operations in the nine and three months ended March 31, 1999 and 1998 was $36,000, $45,000, $17,000 and $17,000, respectively.
         Additionally, the Company has agreements with electronic transaction reporting and transfer system service providers which are a crucial component of the Company's operations. These agreements typically require payment based upon the number of transactions processed by the provider.


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

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-QSB. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Forward Looking Statements."


PLAN OF OPERATION

        The Company's plan of operation for the balance of fiscal 1999 and the fiscal year thereafter will principally involve the acquisition of additional ATMs and leased sites. The Company anticipates, with the net proceeds of this offering, together with funds previously raised by the Company, that it will be able to have approximately 50 ATMs in operation by September 30, 1999 with an additional 100 ATMs in operation by the end of fiscal 2000. In addition, the Company has applied for a license to operate ATMs in the Commonwealth of Massachusetts which, if granted, should enable the Company to obtain another 10 to 25 locations in that state. The Company will also seek to acquire other privately held companies in the ATM, banking and related industries. To date, no such companies have been identified.

        The Company's primary source of funding its plan is the proceeds from the conversion of the Company's outstanding 495,000 warrants into a like number of the Company's common share at an exercise price of $2.40 per warrant.

        Assuming all of the Warrants are exercised, of which no assurance can be given, the net proceeds will be approximately $8,460,000. The Company believes the minimum proceeds required from the warrants of approximately $1,700,000 will be sufficient for it to meet its cash requirements to fund and operate its business on an ongoing basis. Through March 31, 1999, 67,500 warrants were converted into a like number of common shares, resulting in the Company receiving cash of $72,000 net of offering costs of $90,000.


RESULTS OF OPERATIONS

        The Company derives its revenues from fees charged for the operation of ATMs which dispense cash to the customer who uses his/her bank ATM debit or credit card. These machines are located in high traffic retail areas and selected convenience stores. The Company has signed 25 of these locations to date and expects to sign at least an additional 25 to 30 before the end of fiscal 1999. The Company currently has 25 machines installed and operating. Generally, the Company has more machines signed than actually installed and in operation because it is always in the process of changing machine locations in an ongoing effort to optimize usage. The Company had non-binding agreements with suppliers for additional machines.


Nine months ended March 31, 1999 vs. March 31, 1998

Fee Income:

        For the nine months ended March 31, 1999, the Company had gross income of $284,000 compared with $233,000 for the nine months ended March 31, 1999. The $51,000 (21.9%) increase was the result of having more equipment in place and all installed equipment beginning to generate fee income in fiscal 1999. Additionally, the Company was in the development stage through September 1996 during which time the Company had de minimis revenues.

Nine months ended March 31, 1999 vs. March 31, 1998

Direct Costs:

        The Company's direct costs in the current period associated with its ATMs operations were $224,000 (78.9% of revenues) as compared with $255,000 (109.4% of revenues) for 1999. The decrease in direct costs of $21,000 (8.2%) is the result of lower maintenance costs in the current period. The decrease in gross loss from $22,000 in 1998 (9.4% of revenues) to gross income of $60,000 in 1999 (21% of revenues) is attributable to the generation of higher fee income from ATMs installed in the prior year and fees from machines installed in 1998 while fixed direct costs remained relatively stable. Variable direct costs increased in relation to the increased number of new machines. Installation, relocation and maintenance costs increased in 1998 due to the decision to dispose of certain machines whose operating maintenance costs were so prohibitively high as to render the machines virtually valueless. These machines were replaced with more user friendly machines whose operating and maintenance costs are considerably lower.

Selling Expenses:

        The Company's selling expenses increased $10,000 (12.3%) in the current year to $91,000 (32.0% of revenues) from $81,000 (34.8% of revenues) in 1998.
The increase is attributable to increased and advertising and marketing costs in the current period.

General and Administrative Expenses:

        The $162,000 (46.6%) decrease in general and administrative expenses to $186,000 (65.5% of revenues) in the current year from $348,000 (149.4% of revenues) in the prior year resulted primarily from the amortization of $150,000 in deferred compensation in 1998.

Interest:

        Interest expense in 1999 was $55,000 of which $45,000 was included in direct costs in the accompanying financial statements. Interest which was included as a direct cost in 1998 aggregated $40,000. The increase of $7,000 is attributable to the Company's debt financing from related parties obtained in December 1997. Interest income decreased $10,000 (83.3%) to $2,000 in 1999 as a result of the repayment of a loan receivable from a stockholder in fiscal 1999.

Net Loss:

        The net loss decreased $221,000 (49.6%) to $228,000 in 1999 from $449,000 in 1998 as per the above analysis.


Three months ended March 31, 1999 vs. March 31, 1998

Fee Income:

        For the three months ended March 31, 1999, the Company had gross income of $92,000 compared with $102,000 for the three months ended March 31, 1998 The $10,000 (9.8%) decrease was the result of reduced usage by customers.

Direct Costs:

        The Company's direct costs associated with its ATMs operations were $94,000 (102.2% of revenues) in 1999 as compared with $118,000 (115.7% of revenues) for 1998. The decrease in direct costs of $24,000 (20.3%) is attributable to higher start-up and other variable costs incurred in 1998 of $31,000 offset by an increase in finance costs of $7,000 in the current period.

        The change in gross loss from ($16,000) in 1998 (15.7% of revenues) to ($1,000) in 1999 (1.1% of revenues) is attributable to the reduction in fixed and variable costs in the current period.

Selling Expenses:

        The Company's selling expenses increased $8,000 (30.8%) to $34,000 (37.0% of revenues) in the current period from $26,000 (22.0% of revenues) in 1998. The increase is attributable to higher advertising and marketing costs in the current period.

General and Administrative Expenses:

        The $39,000 (29.1%) decrease in general and administrative expenses to $95,000 (103.3% of revenues) in the current period from $134,000 (113.6% of revenues) resulted primarily from the amortization of $50,000 in deferred compensation in 1998.

Interest:

        Interest expense in 1999 was $17,000 of which $14,000 was included in direct costs in the accompanying financial statements. Interest incurred in 1998 of $9,000 is included as a direct cost. Interest expense increased from loans from related parties of $3,000 in 1998 and 1999.

        Interest income decreased $2,000 (100.0%) in 1998 as the result of the repayment by a stockholder of a loan to the Company during fiscal 1999.

Net Loss:

        The net loss decreased $56,000 (36.0%) to $100,000 in 1999 from $156,000 in 1998 as per the above analysis.


FINANCIAL CONDITION

March 31, 1999 compared to June 30, 1998

        The Company's cash position at March 31, 1999 increased $36,000 to $208,000. The increase is attributable to the cash received from the conversion of warrants into common stock less the payment of stockholders notes of $20,000 and the net cash used in operating activities of $86,000.

        Stockholders' equity decreased from $40,000 at June 30, 1998 to a capital deficiency of $116,000 at March 31, 1999 resulting from the loss for the nine months ended March 31, 9999 of $228,000 as partially offset by the addition of $72,000 in net proceeds from the conversion of warrants into common stock.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficiency of $285,000 and $136,000 at March 31, 1999 and June 30, 1998, respectively. The Company's primary sources of working capital have been (i) the proceeds from its lines of credit, (ii) proceeds from related party indebtedness, (iii) the rental cash agreement, and,
(iv) the issuance of its securities for cash, as payment for debt and as payment for services rendered. Currently, the Company's cash requirements include (i) the funding for its existing and new machines, (ii) the costs associated with opening, maintaining and operating machines at new locations, and, (iii) ongoing selling, general, administrative and other operating expenses. Management believes that the Company's cash liquidity position will be enhanced primarily from the additional realization of the proceeds from the exercise of all of the currently outstanding warrants. The Company presently has warrants outstanding to acquire 3,495,000 shares of its common stock at $2.40 per share. Management believes that the minimum proceeds from the Warrants exercise required for the Company to meet its obligations as they mature to be approximately $1,000,000. Management believes that it must receive an additional $700,000 from the warrants proceeds in order for the Company to initially undertake its plan of operation for the remaining three months of fiscal 1999 and for fiscal 2000. If the Company is not successful in its attempt to have the warrant holders exercise, the Company will not be able to generate sufficient cash funds from its operations to meet its obligations as they mature. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Even if the Company is successful (or partially successful) in its effort to convert the warrants into common shares for at least $1,000,000 up to the entire $8,460,000 in cash, the Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

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

YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has commenced requesting data concerning Year 2000 compliance from its suppliers, lenders, service providers and others. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements. Although it is management's belief that the failure by such entities to make requires software corrections could have an adverse material effect on the Company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any.


INFLATION

Inflation has not had a significant effect on the Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     AMERICAN ATM CORP.
                                       (Registrant)






                                     By /s/ Wayne Kight
                                           -------------------------------------
                                           Wayne Kight, Chairman,
                                           CEO, Presidnet and Treasurer


Date:  July 16, 1999