Form 10-K
period 1999-06-30
AMERICAN ATM CORP
filed 1999-10-21
CIK 1031293

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 1999
                          -------------

                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to __________________


Commission File Number __________________


                              American ATM Corp.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)



              Florida
___________________________________        _____________________________________
   (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)


              5061 North Dixie Highway, Boca Raton, Florida 33431
________________________________________________________________________________
                  (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (561) 367-8433
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No_.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $0.4375 last sales price reported by Standard & Poor's Comstock on America Online on September 21, 1999, was $1,118,359.81.


     As of September 16, 1999 the registrant had issued and outstanding 2,908,751 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE


     The following documents, or indicated portions thereof, have been incorporated herein by reference:


     (1) Information in the Registrant's definitive proxy material for its 1999 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the Registrant's fiscal year ended June 30, 1999.

                                    PART I


Item 1. Business

General

     The Company is an independent owner and operator of automatic teller machines ("ATM") which provides individuals the mechanism to use their bank debit card, MasterCard, Visa, Discover, Diners, American Express Card or other cards to obtain on-the-spot cash from their bank savings or checking accounts for a fee. The Company presently owns and operates 18 ATMs. Generally, the Company has more machines signed than actually installed because it is always in the process of changing machine locations in an ongoing effort to optimize usage. This differential varies from time to time so it is difficult to quantify accurately. In addition, the Company is actively pursuing additional locations. The Company plans to select locations in regional and local shopping malls, grocery and convenience stores, and other high traffic retail locations. The Company's ATMs and lease contracts are concentrated in the states of Florida, New York, New Jersey and Maine.

     The Company provides its services and places its ATMs in locations, pursuant to agreements with the owners of businesses. The Company provides a benefit to business operators and their customers in that ATMs increase traffic by causing customers to enter a location with the potential of increasing sales. In addition, cash eliminates the risk of check acceptance and the cost of check guard services and credit card discounts. Offering in-store service of electronic banking may give merchants a powerful differentiator with respect to competitors. Also, replacing credit cards and checks with cash at the register speeds up the checkout process and provides lower labor cost per customer transaction and happier customers.

     ATMs also provide convenience to their users. Consumers can access their cash from more locations while shopping and in-store locations provide customer with additional security.

     The Company's growth strategy is to increase the number of ATMs it operates to approximately 50 by June 2000. The Company intends to expand to other geographic locations. The Company may need additional financing in order to achieve its growth strategy, and there can be no assurance that such additional financing will be available or, if available, will be on favorable terms. Moreover, if the Company is able to obtain such financing and increases its operations in accordance with its growth strategy, there can be no assurance that the additional ATMs will be sufficiently profitable to sustain their continued operation in the sites in which they are located.

Types of ATM Systems

     There are two types of ATM systems, off-line and on-line. If the system is off-line, the transaction is recorded on a tape and then transported by courier from the machine, once a day to be processed, and the customers' account is updated within one day. If the ATM system is on-line, the transaction is processed immediately and the customer's account is updated and credited for a deposit or debited for a cash withdrawal. All of the Company's ATMs are on-line machines.

Lease Agreements with Business Operators

     The Company provides its services and places ATMs at locations pursuant to agreements with the owners of business premises. Such agreements typically have initial terms of five years, with renewal clauses. These agreements also provide that the Company may cancel the agreement if the ATMs fail to meet minimum income expectation levels. There can be no assurance that any of the agreements will be renewed after their initial terms. These owners typically receive a rental fee based on a percentage of cash dispensed transactions and such fee increases as the number of transactions increase.

Services Offered

     Most ATM transactions are cash withdrawals from the customer's bank checking account, particularly in a retail location. ATMs perform a wide range of banking services, including deposits, withdrawals, payments to creditors and access to bank accounts. The Company's ATMs currently permit a user to withdraw cash of up to $200 per transaction, provide bank balances and receipts.

     The Company provides a system whereby retail customers may use their bank debit card, to obtain cash advances. In a typical credit card transaction, the amount of the cash advance together with a service fee is charged to the individual's bank debit card, MasterCard, Visa, Discover, Diners, American Express Card or other debit card. Upon authorization of the transaction by either the bank who issued the credit card, the credit card company or a designated agent, the ATM machine dispenses the amount of cash requested and approved. The customer is guided through the process by instructions and messages that appear on the LCD display. Such messages prompt an identification number, the amount of the advance requested and informs the customer of the status of the customer's request, and the approval or disapproval of the transaction by the credit card company or bank. If approved, the proper amount of cash is dispensed by the ATM to the customer. The customer then takes the cash, credit card and receipt and leaves. Total elapsed time is usually under one minute per customer.

     The Company also offers a 24 hour telephone support system to provide assistance to customers and to report problems of any machine at any location. The communications system is made up of a network of long distance telephone lines, as well as a number of dedicated telephone circuits. The Company is highly dependent upon the proper functioning of its telecommunications and computer equipment. While management strives to provide reasonable backup provisions, there can be no assurance that certain events caused by outside parties, such as telephone companies, credit card processors and banks, which are beyond the reasonable control of the Company, will not initially disrupt the Company's business.

Service and Maintenance

     The ATM machines are currently serviced and kept in good working order by Independent Field Service, Mosler, Inc. and CR Corp. under service contracts. The service contractors clean and maintain the ATMs and respond to "trouble" calls made by business owners and ATM users. The ATM technicians are not responsible for cash replenishment.

     The Company utilizes custom software that continuously monitors the ATM transactions from each ATM as well as the expenses relating to that ATM, including commissions payable to business owners. This software permits the Company to generate detailed financial information by ATM location allowing the Company to monitor the profitability of each location.

Cash Replenishment

     The Company's ATMs are replenished with funds from Lynk Systems, Inc. as well as through private funding sources and its own working capital. The Agreement with Lynk Systems, Inc. allows the Company to replenish its ATM cash through a Cash Management Agreement with Lynk Systems, Inc., at a rate of prime plus 2% of the amount of cash leased. The Company plans to transfer all of its funding to Lynk Systems, Inc. at a cost savings. Each machine holds anywhere from $5,000 to $40,000 and are replenished with funds either weekly or biweekly, as needed.

     The Company has retained the services of several armored car service corporations to transport the funds to the ATMs; replace the currency dispensed by the ATMs; return leftover currency from the ATMs to the Company; reconcile the ATM dispensed currency totals with leftover currency in the ATM and totals recorded by the ATM and/or the Company's records; and repair and restore an ATM to its proper operating mode, exclusive of hardware maintenance or repair. The Company pays approximately $325 per ATM per month assuming 4.3 calls per month and approximately $55 for each additional call. However, these prices will fluctuate with different locations.

     "Fit cash" is used to refer to cash which is loaded into cassettes and placed in the ATM machines. Fit cash is high quality cash which is "fit" for dispensing in a mechanical cassette. "Average fit cash" refers to the average amount of cash in the machines during any given time period.

Competition

     The ATM business is and can be expected to remain highly competitive. While the Company's principal competition comes from national and regional banks, the Company also competes with independent ATM companies. All of these competitors offer services similar to or substantially the same as those offered by the Company. Most of these competitors are larger, more established and have greater financial and other resources than the Company. Such competition could prevent the Company from obtaining or maintaining desirable locations for its machines or could cause the Company to reduce its user fees generated by its ATMs or could cause the Company's profits to decline. The independent ATM business has become increasingly competitive since entities other than banks have entered the market and relatively few barriers exist to entry.

Government Regulation

     The Company is subject to potential regulation by the Federal Banking Acts. In the event that the Company develops nationwide operations, it may be subject to regulations of state authorities in those states in which it operates. In some states, the amount and nature of fees charged is limited or restrited by regulation, and in some states private ATM machines are not permissible.

Employees

     The Company currently employs two persons on a full time basis. It is anticipated that the Company's personnel requirements will not grow substantially in either the administrative or service areas. The Company contracts with independent contractors to install and service its ATM's.

Properties

     The Company currently has a lease for approximately 1,050 square feet of office space at 5061 North Dixie Highway, Boca Raton, Florida 33431. The original term of the lease was for three years and expired on June 30, 1999. The lease automatically renews for periods of one year on each anniversary date, absent notice of termination by either party. The Company believes that this facility is adequate to satisfy its needs for the foreseeable future.

Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     In October 1996, the company completed an offering of 2,500,000 Warrants and 700,000 shares of Common Stock pursuant to Rule 504 under the Securities Act. These securities are traded on the over-the-counter Bulletin Board and the over-the-counter market "pink sheets" under the symbols ATM and AATMW, respectively. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following table sets forth the range of high and low bid information for the quarterly periods indicated, as provided by Prophet Information Services, Inc. through America On-line and/or the National Quotation Bureau, LLC.


                                                         High             Low
                                                         ----             ---
1997:
 September 30 .....................................  $   7 1/8         $  4
 December 31 ......................................     16 3/8            5

1998:
 March 31 .........................................     12                5 1/4
 June 30 ..........................................      5 3/4            2
 September ........................................      4 3/4            1 3/4
 December 31 ......................................      4 1/8            2 9/16

1999:
 March 31 .........................................      3 7/8            2.8125
 June 30 ..........................................     2.8125            1

Dividend Policy

     The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of any dividends will be determined by the Board of Directors in light of the conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business conditions.

     As of September 16,1999 there were 18 record holders of the Company's Common stock.


Item 6. Selected Financial Data

     The selected financial data for the three years ended June 30, 1999 is qualified by and should be read in conjunction with the Company's combined financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.




                                                                           For the year ended June 30,
                                                                   --------------------------------------------
                                                                        1999            1998           1997
                                                                   -------------   -------------   ------------
Operating Data:
Fee income .....................................................    $  366,926      $  323,100     $ 118,852
Direct costs (including interest of 26,642 and 68,247) .........       350,414         443,014     $ 407,473
Selling, general and administrative expenses ...................       289,867         498,701     $ 548,783
Loss on disposal of equipment ..................................       109,985         206,119            --
Interest expense ...............................................       (18,250)        (18,921)           --
Provision for income taxes .....................................         3,000           3,000         1,000
                                                                    ----------      ----------     ---------
Net loss .......................................................       402,746        (826,417)     (815,590)
                                                                    ----------      ----------     ---------
Net (loss) income per common share .............................    $    (0.14)     $    (0.29)    $   (0.35)
                                                                    ----------      ----------     ---------
Average number of shares outstanding ...........................     2,800,869       2,816,250     2,342,160
                                                                    ==========      ==========     =========

                                                         As at June 30,
                                         -----------------------------------------------
                                              1999              1998            1997
                                         --------------   ---------------   ------------
Balance Sheet Data:
Working Capital (deficiency) .........     $ (314,156)     $   (135,766)     $  142,388
Current assets .......................        198,531           202,627         397,193
                                           ----------      ------------      ----------
Total assets .........................        231,931           489,346         881,175
Long term debt .......................             --           111,000           2,000
                                           ----------      ------------      ----------
Total liabilities ....................        512,687           449,393         256,805
                                           ----------      ------------      ----------
Accumulated deficit ..................       (280,756)       (1,681,263)       (854,846)
                                           ==========      ============      ==========
Stockholders equity ..................       (280,756)           39,953         624,370
                                           ==========      ============      ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Prospectus. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Forward Looking Statements."

Plan of Operation

     The Company's plan of operation for the coming year will principally involve the acquisition of additional ATMs and leased sites. The Company anticipates, with the net proceeds of this offering, together with funds previously raised by the Company, that it will be able to have approximately 50 ATMs in operation by June 30, 2000. The Company will also seek to acquire other privately held companies in the ATM, banking and related industries. To date, no such companies have been identified.

Results of Operations

     The Company derives its revenues from fees charged for the operation of ATMs which dispense cash to the customer who uses his/her bank ATM debit or credit card. These machines are located in high traffic retail areas and selected convenience stores. The Company has signed 18 of these locations to date with ATMs installed and operating and expects to sign at least an additional 25 to 30 before March 31, 2000. Generally, the Company has more machines signed than actually installed and in operation because it is always in the process of changing machine locations in an ongoing effort to optimize usage. The Company had non-binding agreements with suppliers for additional machines.

Year Ended June 30, 1999 vs. June 30, 1998

     Fee Income

For the year ended June 30, 1999, the Company had gross fee income of $366,062 compared with $323,100 for the year ended June 30, 1998. The $42,962 (13.3%) increase was the result of having more equipment in place.

     Direct Costs

     The Company's direct costs associated with its ATMs operations were $350,414 (95.7% of income) as compared with $443,014 (137% of income) for fiscal 1998. The decrease in direct costs of $92,600 (20.9%) is attributable to a decrease in overall maintenance costs of the locations, the reduction in the cost of fit cash and changes in subcontractors who provide services to the machines.

     Gross Loss

     The Company's operations resulted in a gross profit of $15,648 in fiscal 1999, compared with a gross loss of $119,914 in 1998. This change is attributable to the generation of higher fee income from ATMs installed and fees from machines installed in 1998 while fixed direct costs declined. In fiscal 1998, variable direct costs had increased in relation to an increased number of new machines. Installation relocation and maintenance costs were higher in 1998 due to the decision to dispose of certain machines whose operating maintenance costs were so prohibitively high as to render the machines virtually valueless. These machines were replaced with more user friendly machines whose operating and maintenance costs are considerably lower.

     General and Administrative Expenses

     The $114,615 (28.3%) decrease in general and administrative costs from $404,000 (125.1% of revenues) in fiscal 1998 to $289,866 (79.2% of revenues) in fiscal 1999 resulted primarily from overall reduction in professional fees, administrative personnel and general expenses.

     Loss on Disposal of Equipment

     In analyzing its ongoing operations management in the second quarter became aware that certain of its machines required an inordinate amount of maintenance and other operating direct costs than its newer and more technologically advanced ATMs. Additionally, these older machines were discontinued by their manufacturer and spare/replacement parts were becoming difficult to obtain. Coupled with its review of its operating costs of these machines, management also reviewed its poorer performing locations and determined to dispose of these high cost machines and close the poorer performing sites. The Company disposed of the machines essentially for the cost of removing the sites from the canceled locations resulting in a loss of $206,119 in fiscal 1998 and $109,985 in fiscal 1999.

     Interest

     Interest expense in fiscal 1999 was $18,250 which was interest payable on a note to two stockholders. This does not include financing costs relating to the operation of the Company's ATM machines, which totaled $61,488 in fiscal 1999. In fiscal 1998, interest expense was $18,921, exclusive of $51,404 in financing costs to operate the ATM machines which was included in direct costs. Both interest expense and financing costs remained relatively stable over the two fiscal years.

     Net Loss

     The net loss decreased $423,671 (51.3%) to $402,746 in 1999 from $826,417 in 1998 for reasons discussed in the above analysis.

Year Ended June 30, 1998 vs. June 30, 1997

     Fee Income

     For the year ended June 30, 1998, the Company had gross income of $323,000 compared with $119,000 for the year ended June 30, 1997. The $204,000 (171.9%) increase was the result of having more equipment in place and all installed equipment beginning to generate fee income in 1998. Additionally, the Company was in the development stage through September 1997 during which time the Company had de minimis revenues.

     Direct Costs

     The Company's direct costs associated with its ATMs operations were, $443,000 (137.1% of revenues) as compared with $407,000 (342.8% of revenues) for 1997. The increase in direct costs of $36,000 (8.8%) is attributable to installations at new locations, The decrease in gross loss from $289,000 in 1997 (242.8% of revenues) to $120,000 (37.1% of revenues) is attributable to the generation of higher fee income from ATMs installed in the prior year and fees from machines installed in 1998 while fixed direct costs remained stable. Variable direct costs increased in relation to the increased number of new machines. Installation relocation and maintenance costs increased in 1998 due to the decision to dispose of certain machines whose operating maintenance costs were so prohibitively high as to render the machines virtually valueless. These machines were replaced with more user friendly machines whose operating and maintenance costs are considerably lower.

     Selling Expenses

     The Company's selling expenses decreased $88,000 (48.2%) in the current year to $94,000 (29.2% of revenues) from $182,000 (153.0% of revenues) in fiscal 1997. The decrease is largely attributable to a non-cash charge to operations for public relations services of $85,000 rendered by consultants during the second quarter of fiscal 1997.

     General and Administrative Expenses

     The $37,000 (10.1%) increase in general and administrative costs to $404,000 (125.1% of revenues) in the current year from $367,000 (308.8% of revenues) in the prior year resulted primarily from an increase in personnel costs of $22,000 as well as an increase in occupancy and office costs of $16,000. These costs increased because of the increased number of machines in operation during 1998 and because the Company was operating in the development stage during the first quarter of 1997 in which such expenses incurred were less.

     Loss on Disposal of Equipment

     In analyzing it on going operations management in the second quarter became aware that certain of its machines required an inordinate amount of maintenance and other operating direct costs than its newer and more technologically advanced ATMs. Additionally, these older machines were discontinued by their manufacturer and spare/replacement parts were becoming difficult to obtain. Coupled with its review of its operating costs of these machines, management also reviewed its poorer performing locations and determined to dispose of these high cost machines and close the poorer performing sites. The Company disposed of the machines essentially for the cost of removing the sites from the canceled locations resulting in a loss of $206,000.

     Interest

     Interest expense in 1998 was $45,000 of which $26,000 was included in direct costs in the accompanying financial statements. Interest which was included as a direct cost in 1997 aggregated $68,000. The decrease of $23,000 (34.7%) is attributable to the Company's commencement of the use of rented cash in the second half of 1998 and the termination of its line of credit which was in effect in 1997. This resulted in a reduction of direct interest expenses of $42,000. This interest reduction was offset by rent expense on the rented cash of $26,000 in 1998 and interest of $19,000 on $370,000 in debt financing from related parties obtained in December 1997. Interest income in both years remained relatively constant.

     Net Loss

     The net loss decreased $424,000 (52.0%) to $826,000 in 1998 from $816,000 as per the above analysis. As the Company was not an operating entity from its inception on March 11, 1996 through June 30, 1996, any discussion and analysis of the results of operations between fiscal 1997 and 1996 would not be meaningful.

Financial Condition

June 30, 1999 vs. June 30, 1998

     The Company's free cash position at June 30, 1999 decreased $16,405 to $155,553 over $171,958 at June 30, 1998. The decrease is essentially attributable to the loss from operations.

     The Company had an operating cash flow deficit of $130,424 in 1999 and $272,220 in 1998 which is a decrease of 141,796 (52.1%). These cash flow deficits result from the Company's policy of expanding its business which entails incurring costs without the generation of sufficient immediate revenues to offset operating costs and expenditures. The placement of a machine at a location may take up to six months to generate enough revenues to cover all of its direct costs. The decrease from fiscal 1998 to fiscal 1999 resulted primarily from the stability of the existing sites and the lack of need to install or reinstall equipment at new sites. The Company expects this negative cash flow trend from operating activities to continue as long as it is in the process of expanding its business.

     Accounts payable, accrued expenses and other current liabilities totaled $142,687 at June 30, 1999 compared with $78,000 at June 30, 1998 due to pressure on the Company's free cash position resulting from its loss from operations.

     Stockholder's equity decreased from $39,953 at June 30, 1998 to $(280,756) at June 30, 1999 resulting from the loss from operations.

June 30, 1998 vs. June 30, 1997

     The Company's free cash position at June 30, 1998 increased approximately $121,000 to approximately $172,000 from approximately $51,000 at June 30, 1997. The increase was essentially attributable to the receipt of approximately $370,000 in debt financing from related parties plus the receipt of approximately $125,000 in notes receivable as offset by the acquisition of property and other assets of approximately $92,000 and the cash used in operating activities of approximately $272,000. Restricted cash of approximately $208,000 at June 30, 1997 was used to repay the terminated line of credit liability in December 1997.

     The Company had an operating cash flow deficit of approximately $272,000 in 1998 and approximately $397,000 in 1997 which is a decrease of 31.5%. These cash flow deficits result from the Company's policy of expanding its business which entails incurring costs without the generation of sufficient immediate revenues to offset operating costs and expenditures. The placement of a machine at a location may take up to six months to generate enough revenues to cover all of its direct costs.

     Accounts payable, accrued expenses and other current liabilities increased approximately $41,000 (110.8%) to approximately $78,000 at June 30, 1998 due to the incurrence of approximately $30,000 in legal and accounting costs associated with the proposed registration statement.

     Stockholder's equity decreased from approximately $624,000 at June 30, 1997 to approximately $40,000 at June 30, 1998 resulting from the loss in 1998 of approximately $826,000 as offset by the contribution to capital of approximately $42,000 in salary by the Company's CEO and amortization of deferred compensation of approximately $200,000.

     Liquidity and Capital Resources

     The Company had a working capital deficit of $136,000 at June 30, 1999 and had working capital of $314,156. The Company's primary sources of working capital have been (i) the proceeds from its lines of credit, (ii) proceeds from related party indebtedness, (iii) the rental cash agreement, and, (iv) the issuance of its securities for cash, as payment for debt and as payment for services rendered. The Company from its inception in March 1996 through December 1996 issued 2,741,250 shares of its common stock and 2,500,000 warrants for $1,161,500 in cash (before costs associated therewith). In December 1996 the Company issued 1,062,500 warrants to acquire a like number of shares of its common stock at $2.40 per share as payment for $85,000 in consulting fees. In January 1997, the Company issued 75,000 shares of its common stock as payment for $180,000 in capital lease obligations. In March 1997 the Company issued to its Chairman options to acquire 250,000 shares of its common stock at $0.88 per share partially as incentive and partially as payment of $40,000 in salary waived by this officer. Additionally, the Company issued options to its five non-employee directors for an aggregate of 62,500 shares at $0.80 per share. The variance between the fair market value of the shares under options issued to the directors and the exercise prices of these options was $400,000 which was reflected as deferred compensation and fully charged to operations by June 30, 1998.

     Currently, the Company's cash requirements include (i) the funding for its existing and new machines, (ii) the costs associated with opening, maintaining and operating machines at new locations, and, (iii) ongoing selling, general, administrative and other operating expenses. Management believes that the Company's cash liquidity position will be enhanced primarily from the realization of the estimated net proceeds of $8,460,000 from the exercise of all of the currently outstanding warrants. The Company presently has warrants outstanding to acquire 3,562,000 shares of its common stock at $2.40 per share. In October 1996, the Company conducted an unregistered Offering under Rule 504, in which the Company sold Warrants to purchase 2,500,000 shares of Common Stock. The Company has also issued Warrants to purchase 1,062,500 shares of common stock in the aggregate in exchange for independent public relations services to the Company in August and December of 1997 and January and March of 1998, respectively. Each such Warrant expires three (3) years from the date thereof, and is exercisable for one share of the Company's common stock at an exercise price of $2.40 per share. The Warrants are exercisable at the earlier of (i) one (1) year from the date of the last sale of the Warrants in the offering in which the Warrants issued or (ii) upon the effectiveness of a Registration Statement under the Securities Act in which the Shares underlying the Warrants are registered. The exercise price and number of shares deliverable upon exercise of the Warrants are subject to anti-dilution adjustments under certain circumstances.

     During fiscal 1999, the Company filed a registration statement with the Securities and Exchange Commission, which became effective on January 6, 1999, in order to permit holders of its common stock purchase warrants to exercise these warrants. The Company has relied to a significant extent upon the exercise of these warrants to generate cash to fund the Company's expansion. Since January 6, 1999, warrants to purchase 67,500 shares of common stock have been exercised, yielding $132,037 in proceeds to the Company, net of offering costs of $129,963.

     The Company cannot be certain that any additional warrants will be exercised. This, among other conditions, raises substantial doubt about the Company's ability to continue as a going concern. Even if the Company is successful (or partially successful) in its effort to have additional warrants exercised into common shares, the Company will need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

Year 2000 Concerns

     The Year 2000 computer problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements or whether the failure to make such software corrections will have a material adverse effect on the Company's operations or financial condition. Although it is management's belief that the failure by such entities to make required software corrections could have a material adverse effect on the Company's operations or financial condition, management is not able to estimate the amount of such adverse effects, if any.

Inflation

     Inflation has not had a significant effect on the Company's operations or financial position, and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

Item 8. Financial Statements and Supplementary Data

See Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

     Incorporated by reference to the Company's Proxy Statement for its Annual Meeting to be held on November 11, 1999.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     The following documents are being filed as a part of this report:


(a) (1) Financial Statements


    (2) Financial Statement Schedules

        All other schedules are omitted since the required information is either not present or not present in amounts sufficient to require submission of the schedule

(b) Exhibits

   3.1 Certificate of Incorporation is hereby incorporated by reference to the Company's Registration Statement, which was filed with the SEC on March 13, 1998.

   3.2 By-laws are hereby incorporated by reference to the Company's Registration Statement, which was filed with the SEC on March 13, 1998.

   4.1 Specimen Certificate for shares of common Stock is hereby incorporated by reference to Amendment No. 3 to the Company's Registration Statement, which was filed with the SEC on December 10, 1998.

   4.2 Director and Officer 1996 Stock Option Compensation Plan is hereby incorporated by reference to Amendment No. 3 to the Company's Registration Statement, which was filed with the SEC on December 10, 1998.

   4.3 Warrant Agreement, dated March 18, 1997, by and between the Company and American Securities Transfer & Trust Inc.is hereby incorporated by reference to Amendment No. 3 to the Company's Registration Statement, which was filed with the SEC on December 10, 1998.

   4.4 Specimen Certificate for Common Stock Purchase Warrants is hereby incorporated by reference to Amendment No. 3 to the Company's Registration Statement, which was filed with the SEC on December 10, 1998.

  10.1 Lease by and between the Company and Cinderella Properties is hereby incorporated by reference to Amendment No. 1 to the Company's Registration Statement, which was filed with the SEC on July 10, 1998.

  10.2 ATM Funding Agreement, by and between the Company and Wells Fargo (now known as Loomis Fargo), dated August 19, 1996, together with Addendum thereto dated September 8, 1997 is hereby incorporated by reference to the Company's Registration Statement, which was filed with the SEC on March 13, 1998.

  10.3 Strategic Partnership Joint Effort Agreement by and between the Company and Atlantic International Entertainment, Ltd. dated September 30, 1997 is hereby incorporated by reference to the Company's Registration Statement, which was filed with the SEC on March 13, 1998.

  10.4 Automated Teller Machine Contract, by and between the Company and Wells Fargo (now known as Loomis Fargo) dated August 19, 1996, together with Addendum thereto dated September 8, 1997 is hereby incorporated by reference to Amendment No. 1 to the Company's Registration Statement, which was filed with the SEC on July 10, 1998.

  10.5 Employment Agreement, by and between the Company and Mori Aaron Schweitzer, dated March 16, 1996 is hereby incorporated by reference to Amendment No. 2 to the Company's Registration Statement, which was filed with the SEC on October 9, 1998.

  10.6 Contract, dated December 30, 1997, by and between the Company and ATM Site Locators, Inc.is hereby incorporated by reference to Amendment No. 3 to the Company's Registration Statement, which was filed with the SEC on December 10, 1998.

  10.7 Agreement, dated August 22, 1997, by and between the Company and Rajiv Vohra is hereby incorporated by reference to Amendment No. 3 to the Company's Registration Statement, which was filed with the SEC on December 10, 1998.

  27.1 Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        American ATM Corp.

                                     By: /s/ Wayne B. Kight
                                        -------------------------------------
                                        Wayne B. Kight
                                        Chief Executive Officer

Date: October 20, 1999

     Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                   Title                                 Date
---------                   -----                                 ----

/s/ Sondra Parker           Vice President, Secretary and      October 20, 1999
-----------------------     Director
Sondra Parker

/s/ Wayne B. Kight          Chairman, Chief Executive          October 20, 1999
-----------------------     Officer, President and Treasurer
Wayne B. Kight              and Director

/s/ Carmen Panizzi          Vice President ATM                 October 20, 1999
-----------------------     Operations
Carmen Panizzi

/s/ Barry J. Haberman       Director                           October 20, 1999
-----------------------
Barry J. Haberman

                              AMERICAN ATM CORP.

                             FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                              AMERICAN ATM CORP.

                                 JUNE 30, 1999




                                     INDEX



                                                                    Page No.
                                                                    --------
INDEPENDENT AUDITORS' REPORT .....................................   F-1

FINANCIAL STATEMENTS:

Balance Sheets as at June 30, 1999 and 1998 .....................    F-2

Statements of Operations
  For the Years Ended June 30, 1999 and 1998 .....................   F-3

Statements of Cash Flows
  For the Years Ended June 30, 1999 and 1998 .....................   F-4 -- F-5

Statements of Stockholders' Equity
  For the Years Ended June 30, 1999 and 1998 ......................  F-6

NOTES TO FINANCIAL STATEMENTS ....................................   F-7 -- F-17


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and have therefore been omitted or the required information is shown in the Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
American ATM Corp.


We have audited the accompanying consolidated balance sheets of American ATM Corp. as at June 30, 1999 and 1998, and the related statements of operations, cash flows, and stockholders' equity (capital deficiency) for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American ATM Corp. as at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $314,156 and liabilities exceed assets by $280,756 at June 30, 1999 and in addition the Company has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[GRAPHIC OMITTED]



New York, N. Y.
September 9, 1999, except for Note 1 as
to which the date is October 8, 1999

                              AMERICAN ATM CORP.

                                 BALANCE SHEETS


                                    ASSETS



                                                                                   June 30,
                                                                       ---------------------------------
                                                                             1999              1998
                                                                       ---------------   ---------------
Current assets:
 Cash and equivalents ..............................................    $    155,553      $    171,958
 Restricted cash ...................................................          10,000                --
 Accounts receivable - trade .......................................          13,478            16,818
 Due from affiliates ...............................................           2,700                --
 Assets held for resale ............................................          11,500                --
 Prepaid expense and other current assets ..........................           5,300            13,851
                                                                        ------------      ------------
   Total current assets ............................................         198,531           202,627
                                                                        ------------      ------------
Property assets:
 Furniture and equipment ...........................................         182,759           290,702
 Software ..........................................................           8,693             8,693
 Leasehold improvements ............................................             830               830
                                                                        ------------      ------------
                                                                             192,282           300,225
 Less: Accumulated depreciation ....................................         161,525            85,899
                                                                        ------------      ------------
   Net property assets .............................................          30,757           214,326
                                                                        ------------      ------------
Deferred offering costs ............................................              --            69,682
                                                                        ------------      ------------
Other assets .......................................................           2,643             2,711
                                                                        ------------      ------------
                                                                        $    231,931      $    489,346
                                                                        ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
 Lines of credit payable ...........................................    $    260,000      $    260,000
 Current maturities of long-term debt ..............................         110,000                --
 Accounts payable ..................................................          13,375            22,824
 Taxes payable .....................................................           8,344             6,339
 Accrued expenses and other current liabilities ....................         115,968            49,230
 Due to stockholder ................................................           5,000                --
                                                                        ------------      ------------
   Total current liabilities .......................................         512,687           338,393
                                                                        ------------      ------------
Long-term debt .....................................................              --           110,000
                                                                        ------------      ------------
Deferred rent ......................................................              --             1,000
                                                                        ------------      ------------
Stockholders' equity (capital deficiency):
 Preferred stock, $10.00 par value Authorized and unissued - 100,000
   shares ..........................................................              --                --
 Common stock, $.001 par value Authorized - 10,000,000 shares
   Issued and outstanding - 2,908,750 and 2,816,250 shares .........           2,909             2,816
 Additional paid-in capital ........................................       1,800,344         1,718,400
 Accumulated deficit ...............................................      (2,084,009)       (1,681,263)
                                                                        ------------      ------------
   Total stockholders' equity (capital deficiency) .................        (280,756)           39,953
                                                                        ------------      ------------
                                                                        $    231,931      $    489,346
                                                                        ============      ============

                See accompanying notes to financial statements.

                              AMERICAN ATM CORP.

                           STATEMENTS OF OPERATIONS



                                                               For the Years Ended
                                                                    June 30,
                                                          -----------------------------
                                                               1999            1998
                                                          -------------   -------------
Fee income ............................................     $ 366,062       $ 323,100
                                                            ---------       ---------
Direct costs:
 Location expenses ....................................       301,676         391,610
 Financing costs ......................................        61,488          51,404
                                                            ---------       ---------
Total direct costs ....................................       363,164         443,014
                                                            ---------       ---------
Gross profit (loss) ...................................         2,898        (119,914)
                                                            ---------       ---------
Operating expenses:
 Selling ..............................................        89,288          94,220
 General and administrative ...........................       187,829         404,481
 Loss on disposal of equipment ........................       109,985         206,119
                                                            ---------       ---------
Total operating expenses ..............................       387,102         704,820
                                                            ---------       ---------
Loss from operations ..................................      (384,204)       (824,734)
                                                            ---------       ---------
Other income (deduction):
 Interest expense .....................................       (18,250)        (18,921)
 Interest income ......................................         2,708          20,238
                                                            ---------       ---------
Total other income (deduction) ........................       (15,542)          1,317
                                                            ---------       ---------
Loss before income taxes ..............................      (399,746)       (823,417)
Provision for income taxes ............................         3,000           3,000
                                                            ---------       ---------
Net loss ..............................................    ($ 402,746)     ($ 826,417)
                                                            =========       =========
Net loss per share ....................................     $    0.14)      $    0.29)
                                                            =========       =========
Weighted average number of shares outstanding .........     2,880,869       2,816,250
                                                            =========       =========

                See accompanying notes to financial statements.

                              AMERICAN ATM CORP.

                           STATEMENTS OF CASH FLOWS



                                                                                    For the Years Ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   1999              1998
                                                                                ---------         ---------
Cash flows from operating activities:
 Net loss ...................................................................   ($402,746)        ($826,417)
                                                                                 --------         ---------
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation .............................................................      62,161            82,661
   Amortization of deferred compensation ....................................          --           200,000
   Loss on disposal of equipment ............................................     109,985           206,119
   Contribution to capital of stockholders' salary ..........................      30,000            42,000
   Deferred rent ............................................................      (1,000)           (1,000)
   Increase (decrease) in cash flows as a result of changes in assets and liability account balances:
    Accounts receivable .....................................................       3,340          ( 13,426)
    Prepaid expenses and current assets .....................................       8,551           ( 4,393)
    Other assets ............................................................          (9)            1,000
    Accounts payable ........................................................      (9,449)            8,352
    Accrued expenses and current liabilities ................................      68,743            32,884
                                                                                ---------         ---------
 Total adjustments ..........................................................     272,322           554,197
                                                                                ---------         ---------
Net cash used in operating activities .......................................    (130,424)         (272,220)
                                                                                ---------         ---------
Cash flows from investing activities:
 Acquisition of property assets .............................................          --           (22,835)
 Restricted cash ............................................................     (10,000)          207,800
 Due from affiliates ........................................................       2,300                --
 Note receivable ............................................................          --           125,200
                                                                                ---------         ---------
Net cash provided by (used in) investing activities .........................      (7,700)          310,165
                                                                                ---------         ---------
Cash flows from financing activities:
   Proceeds from sale of securities, net of costs ...........................     121,719           (69,682)
   Proceeds from stockholders' notes payable ................................          --           110,000
   Proceeds from lines of credit ............................................          --            42,352
                                                                                ---------         ---------
Net cash provided by financing activities ...................................     121,719            82,670
                                                                                ---------         ---------
Net increase (decrease) in cash and equivalents .............................     (16,405)          120,615
Cash and equivalents at beginning of year ...................................     171,958            51,343
                                                                                ---------         ---------
Cash and equivalents at end of year .........................................   $ 155,553          $171,958
                                                                                =========         =========
Supplemental Schedules of Noncash Operating and Financing Activities:
   Stockholder/officer's waived salary contributed to capital ...............   $  30,000         $  42,000
                                                                                =========         =========
   Assets held for resale ...................................................   $  11,500         $      --
                                                                                =========         =========
Supplemental Disclosures of Cash Flow Information:
   Interest paid ............................................................   $  26,000         $  35,223
                                                                                =========         =========
   Taxes paid ...............................................................   $     357         $     549
                                                                                =========         ==========


                See accompanying notes to financial statements.

                              AMERICAN ATM CORP.

            STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                  FOR THE YEARS ENDED JUNE 30, 1999 AND 1998




                                      $.001 Par Value       $10 Par Value
                                       Common Stock        Preferred Stock
                                   ---------------------  ------------------
                                      Shares     Amount    Shares    Amount
                                   -----------  --------  --------  --------
Balance -- July 1, 1997             2,816,250    $2,816       --     $  --
 Stockholders' waiver of
  salary-contributed to capital            --        --       --        --
 Net loss for the year ended
  June 30, 1998                            --        --       --        --
                                    ---------    ------    -----     -----
Balance -- June 30, 1998            2,816,250     2,816       --        --
 Stockholders' waiver of
  salary-contributed to capital            --        --       --        --
 Net proceeds from the
  conversion of warrants to
  common stock                         67,500        68       --        --
 Net proceeds from the exer-
  cise of stock options                25,000        25       --        --
 Net loss for the year ended
  June 30, 1999                            --        --       --        --
                                    ---------    ------    -----     -----
                                    2,908,750    $2,909       --     $  --
                                    =========    ======    =====     =====




                                                                                        Total
                                                                                    Stockholders'
                                    Additional                                         Equity
                                      Paid-In       Deferred        Accumulated       (Capital
                                      Capital     Compensation        Deficit        Deficiency)
                                   ------------  --------------  ----------------  --------------
Balance -- July 1, 1997             $1,676,400     ($ 200,000)     ($   854,846)      $624,370
 Stockholders' waiver of
  salary-contributed to capital         42,000             --                --         42,000
 Net loss for the year ended
  June 30, 1998                             --        200,000          (826,417)      (626,417)
                                    ----------      ---------       -----------       --------
Balance -- June 30, 1998             1,718,400             --        (1,681,263)        39,953
 Stockholders' waiver of
  salary-contributed to capital         30,000             --                --         30,000
 Net proceeds from the
  conversion of warrants to
  common stock                          31,969             --                --         32,037
 Net proceeds from the exer-
  cise of stock options                 19,975             --                --         20,000
 Net loss for the year ended
  June 30, 1999                             --             --          (402,746)      (402,746)
                                    ----------      ---------       -----------       --------
                                    $1,800,344      $      --      ($ 2,084,009)     ($280,756)
                                    ==========      =========       ===========      =========


                       See notes to financial statements.

                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999


NOTE 1 -- GOING CONCERN.

     The Company was incorporated in Florida in March 1996 as a development stage company. The Company left the development stage in September 1996 when it commenced operations of its business which is an independent owner and operator of automatic teller machines (ATMs) at leased locations. The ATMs provide individuals with credit or debt cards the ability to obtain on the spot cash from their bank accounts.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since inception through June 30, 1993 aggregating $2,084,009 of which $94,114 was incurred while the Company was in the development stage. The accompanying financial statements reflect a working capital deficiency of $314,156 and liabilities exceed assets by $280,756 at June 30, 1999. The Company's source of funds have been the proceeds from the sale of its securities, its lines of credit and notes to stockholders. The Company presently has a rental agreement with a bank for the use of the bank's cash in its ATMs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management registered with the Securities and Exchange Commission 3,562,500 shares of the Company's common stock all of which underlie common stock purchase warrants (warrants). Upon the completion of the registration of the shares, holders of warrants for 67,500 common shares converted their warrants resulting in $32,037 in cash, net of offering costs of $129,963 through June 30, 1999. The Company can not be certain that any additional warrants will be converted. Through October 8, 1999 no additional warrant holders converted their warrants into common shares. If any present warrant holders desire to convert their warrants into registered common shares in the future, the Company must file an amendment to the registration statement or file a new registration statement. Management's plan was to use these funds to expand its business and operations which will result in significant revenue increases and reductions in financing and other operating costs which will result in the Company being able to meet its obligations as they become due.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

     (b) Concentration of Risk and Revenue Recognition.

     The fee income from ATM machines represents 100% of the Company's operating revenues. The Company records its fees on a daily basis from the service charges it assesses directly to the user for monetary transactions. In addition, the Company recognizes its proportionate share of the transaction fees charged by the national network to its participating banks reported to the Company by its electronic reporting vendor. Fee income from ATM processing is limited by the hours of operations at the sites leased by the Company. In some states, the amount and nature of fees charged is limited or restricted by regulation, and in some states private ATM machines are not permissible.

     The Company deposits the majority of its cash in commercial banks and with a national brokerage firm in money market accounts. From time to time, cash balances in the commercial banks exceed federally insured limits. To date, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and equivalents.

                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1999  -- (Continued)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  -- (Continued)

     (c) Cash and Equivalents:

     The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 1999 and 1998 were $24,095 and $46,558, respectively.

     (d) Property Assets:

     Property assets are stated at cost. Repairs and maintenance, which do not extend the useful life of the assets, are charged to expense as incurred. As the equipment is retired or otherwise disposed of, the asset and the related accumulated depreciation are removed from the accounts and any resulting profit or loss is reflected in income. The Company expenses its site acquisition costs to operations as they are incurred due to the short length of the site leased and the parties' unilateral ability to terminate the lease with minimal notice.

     Depreciation is provided primarily over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the assets are seven years for machinery and equipment and five years for furniture and fixtures. Leasehold improvements are being amortized over the life of the lease. Depreciation expense charged to operations was $62,088 and $82,584 in the years ended June 30, 1999 and 1998, respectively. Additionally, management in June 1999 determined that certain of its ATMs value had been impaired due to new technology. In September 1999, 10 machines were sold for $11,500 resulting in a loss of $42,985 which was charged to operations in fiscal 1999 along with a charge for $67,000 reflecting management's estimate of the impairment to some of its remaining property assets which were not sold and remain in operation.

     (e) Organization Costs:

     Organization costs which are included in other assets were $134 net of accumulated amortization of $249 at June 30, 1999 and are being amortized over a sixty months period. Amortization charged to operations was $77 in each of the years ended June 30, 1999 and 1998.

     (f) Deferred Offering Costs:

     The Company incurred $129,963 of costs associated with the registration of 3,562,500 shares of its common stock underlying purchase warrants of which $69,682 were incurred in 1998. These costs were charged to additional paid-in capital upon the successful completion of the registration.

     (g) Advertising:

     The Company expenses advertising costs as incurred. Advertising charged to operations was $6,682 and $3,302 in the years ended June 30, 1999 and 1998, respectively.

     (h) Income Taxes:

     The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" at its inception. Under SFAS 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rate.

     (i) Fair Value of Financial Instruments:

     The Company at its inception adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities.

                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1999  -- (Continued)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  -- (Continued)

     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In January 1998, management determined that 20 ATMs became obsolete and restoration costs were not fiscally feasible. The ATMs were sold in February 1998, essentially for the cost to remove them from their various locations which sale resulted in a charge to operations of $206,119 in the year ended June 30, 1998. All of the Company's ATMs were functional at June 30, 1999, but did not possess the state of the art software and hardware styling which some of the Company's customers desired. Management attempted to replace its ATMs with new machines and in September 1999 sold 10 machines for $11,250 resulting in a loss of $42,985. Management estimated that is remaining ATMs' value has been impaired by an additional $67,000. The entire loss of $109,985 has been charged to operations in fiscal 1999.

     At June 30, 1999 and 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

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

NOTE 3 -- FINANCING.

     In June 1996, the Company entered into a financing agreement with a private lender, whereby the lender agreed to advance funds to the Company under line of credit with a minimum of $350,000 to a maximum of $1,000,000 in advances. The funds were for the sole purpose of the cash needs used in the operation of the Company's ATMs. Interest on the used and unused portion of the line of credit was 12% subject to a reduction for the amount of income the lender earned on investing the unused portion of the line. Interest is classified in the accompanying financial statement as a direct cost of fee income. The weighted average interest rate as at and during the year ended June 30, 1998 as 12%. The Company's average and highest month-end outstanding balance under its financing agreement in 1998 was $141,151 and $244,580, respectively. Interest at 12% charged to operations in 1998 under this facility was $25,700.

     In January 1998, the Company terminated the agreement with this lender and entered into a rental agreement with a commercial bank. The rental agreement as memorialized on August 18, 1998 provides for the Company to rent from the bank the cash that is used in the operation of the Company's ATMs. In May 1999, the Company terminated the first rental agreement replaced it with another cash rental agreement. The condition of both rental agreements are essentially the same except that under the current agreement the lessor is responsible for any loss due to theft, vandalism, or other non-operational losses. The monthly rental charge for the cash varies and is determined by the amount of cash utilized in the machines at a rate of 2% over the bank's prime lending rate. The lessor bank also earns a portion of the transaction fees that each ATM transaction generates. The Company is responsible to maintain insurance with the bank as loss payee for loss or theft of the machine cash. Although the Company controls the location of each ATM and determines the amount of cash in each ATM, the Company may not handle the rented cash. Only armored transport service carriers under the bank's direct control may handle the rented cash. The maximum amount of cash rented under the lease agreement in 1998 was $418,119 and the average cash rented was $234,088. During 1999, the maximum cash rented was $421,333 and the average was $356,000. Rent for the cash charged to operations was $25,752 in fiscal 1998 and $35,488 in 1999. At June 30, 1999 and 1998, the amount of rented cash in the Company's ATM's was $290,120 and $258,520.

                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1999  -- (Continued)

NOTE 3 -- FINANCING.  -- (Continued)

     The Company entered into a funding agreement on December 30, 1997 for $260,000 with a corporation whose president is a stockholder of the Company. The funding agreement, as amended on June 1, 1998, requires interest at 10% to be paid monthly. The agreement has no termination date and accordingly is classified as a current liability. The loan is collateralized by the Company's ATMs whose estimated fair market value was $24,865 and whose undepreciated cost was $204,316 at June 30, 1998. The Company's CEO has personally guaranteed 25% of this obligation. The maximum and average borrowings outstanding under this line of credit was $260,000 and interest charged to operations in fiscal 1999 and 1998 was $26,000 (10.0%) and $13,521 (10.0%), respectively.

NOTE 4 -- LONG-TERM DEBT.

     Commencing in December 1997, through May 1998, the Company borrowed $110,000 from two stockholders. The original terms of the 12% interest bearing notes were approximately seven months. The stockholders subsequently extended the due dates of all the notes to December 31, 1999 and accordingly such indebtedness is included in long-term debt at June 30, 1998 and as a current liability at June 30, 1999. Interest charged to operations and paid to these stockholders was $18,250 and $5,400 in the years ended June 30, 1999 and 1998.

NOTE 5 -- INCOME TAXES.

     The Company has net operating loss carryforwards available of approximately $1,886,000 and $1,514,000 at June 30, 1999 and 1998 expiring through 2014 which upon recognition may result in future federal and state and local income tax benefits of approximately $744,000 and $520,000, respectively. At June 30, 1999 and 1998, management is unable to determine if the utilization of the future tax benefit was more likely than not and, accordingly, the asset has been fully reserved.

     The Company's income tax provision consists of the following:


                                         For the Years Ended June 30,
                                         ----------------------------
                                              1999        1998
                                            --------   ---------
  Federal ...............................    $   --     $   --
  State and local taxes .................     3,000      3,000
                                             ------     ------
  Income tax provision ..................    $3,000     $3,000
                                             ======     ======


     A reconciliation of the statutory income tax effect rate is as follow:



                                                                        For the Years Ended June 30,
                                                        -------------------------------------------------------------
                                                                    1999                            1998
                                                        -----------------------------   -----------------------------
Federal statutory rate ..............................     ($ 136,000)         (34.0%)     ($ 280,000)         (34.0%)
State and local, net of federal tax benefit .........          2,000             .5            2,000             .5
Non-deductible expenses .............................         11,000            2.4           15,000            2.4
Reserve for net operating loss carryforward tax asset        126,000           31.5          266,000           31.8
                                                           ---------         ------        ---------         ------
                                                           $   3,000             .8%       $   3,000             .5%
                                                           =========         ======        =========         ======

NOTE 6 -- STOCKHOLDERS' EQUITY.

     (a) Sale of Securities:

     In 1997, the Company completed its sale of 875,000 shares of its common stock and 2,500,000 warrants (as adjusted for the December 11, 1997 stock split) to accredited investors for $689,216 (net of offering costs).

                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1999  -- (Continued)


NOTE 6 -- STOCKHOLDERS' EQUITY.  -- (Continued)

     In January 1997, the Company issued 75,000 shares of its common stock in satisfaction of a $180,000 capital lease obligation for machinery.

     (b) Contribution of Capital:

     The Company's CEO waived $42,000 of his annual $60,000 salary in 1998 and waived $30,000 of his accrued salary in 1999. Such waviers were recorded as contribution to additional paid-in capital in the accompanying financial statements in the year of waiver.

     (c) Warrants:

     In connection with the sale of securities in 1996 and 1997, the Company sold warrants to acquire 2,500,000 shares of the Company's common stock (as adjusted for the December 1997 stock split) at $2.40 per share. Effective December 28, 1996, five consultants received warrants to purchase an aggregate of 1,062,500 shares of the Company's common stock at $2.40 per share (as adjusted for the December 1997 stock split) for services previously rendered. The fair value of the warrants issued to the consultant and the services rendered (as determined by the Board of Directors and the consultants) was $85,000 which was charged to operations as public relations costs.

     The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 to register 3,562,500 shares of its common stock all of which underlie warrants to acquire a like number of common shares at $2.40 per share. The proceeds received by the Company through June 30, 1999 from the conversion of warrants into 67,500 common shares were $132,037 before offering costs of $129,963. If the additional 3,495,000 warrants at June 30, 1999 were exercised, then the Company would receive an additional $8,388,000.

     (d) Common Stock Split:

     The Company's Board of Directors approved a split of its outstanding common shares of five (5) shares of each four (4) shares outstanding on December 11, 1997.

     (e) Stock Options:

     The Board of Directors adopted the American ATM Corp. 1996 Stock Option Plan ("1996 Plan") on December 16, 1996 which the shareholders subsequently approved. The 1996 Plan provides for the total issuance of an aggregate of 687,500 common shares under non-qualified and qualified grants. Qualified options are intended to comply with Section 422 of the Internal Revenue Service Code of 1986, as amended. To date options granted under the 1996 Plan to acquire 165,000 common shares have been qualified grants and options to acquire 412,500 common shares have been non-qualified grants.

     On December 16, 1996, the Company's outside directors and an officer were granted options to acquire an aggregate of 100,000 common shares (as adjusted for the December 11, 1997 stock split) at an exercise price of $0.80 per share which was the common stock's fair value on the date of grant. The directors options were originally exercisable in full at any time through December 15, 2000. The officer's option vests pro rata over its life. On March 21, 1997, the Board of Directors reduced the exercise period of these options to March 25, 2000 for the directors and May 1, 1999 for the officer.

     The Company's Chairman and CEO was granted options to acquire 250,000 common shares at $0.88 per share, as adjusted for the December 1997 stock split. The CEO's options were granted in recognition of his decision to forego $40,000 in salary for calendar 1996. The wavier of the salary was reflected in the accompanying financial statements as a charge to operations and a credit to additional paid-in capital of $40,000 during fiscal 1997.

                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1999  -- (Continued)


NOTE 6 -- STOCKHOLDERS' EQUITY.  -- (Continued)

     Also on March 25, 1997, the outside directors were issued additional options to acquire an aggregate (as adjusted for the December 1997 stock split) of 62,500 common shares for $0.80 per share. The outside directors' options were issued as partial payment for their services pursuant to the Company's directors compensation policy which was approved by the Board of Directors in December 1996.

     The excess of the fair value of the common stock at March 25, 1997 ($2.40 per share as adjusted for the December 1997 stock split) over the option exercise prices aggregated $400,000 which was classified in the accompanying financial statement as deferred compensation with a corresponding increase to additional paid-in capital. The deferred compensation was charged to operations in the periods that the Chairman and the other directors rendered their services resulting in a $200,000 charge to operations in the years ended June 30, 1998 and 1997.

     In October 1998, a former director exercised options to acquire 25,000 common shares at $.80 per share for an aggregate of $20,000 for which the director remitted $25,000 to the Company. The overpayment of $5,000 is reflected as a current obligation in the accompanying financial statements.

     On March 31, 1999, the Company issued options aggregating 165,000 shares to officers, employees and directors. The excerise price of the options is the $2.875 per share which is the fair market value at the date of the grant. The options are exercisable at any time through March 31, 2009.

     At June 30, 1999 and 1998, the Company had options for 552,500 and 412,500 common shares issued and unexercised under the 1996 Plan at exercise prices ranging from $.80 to $2.875. At June 30, 1999 and 1998, 552,500 and 400,000
shares under options were exercisable at prices ranging from $.80 to $2.875 per share.

     Pursuant to the 1996 Plan, each of the non-employee directors of the Company is to receive yearly -- at the conclusion of the stockholders' annual meeting -- an option to acquire 10,000 shares of the Company's common stock for the next fiscal year. Since the Company had not has its annual meeting for 1999, the five non-employee directors were not granted their options for fiscal 1999. Upon the conclusion of the 1999 annual stockholders' meeting, the directors will receive options to acquire an aggregate of 50,000 common shares.


     On December 31, 1998,the Company adopted the 1999 Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the total issuance of an aggregate of 500,000 common shares under non-qualified and qualified grants. No options have been granted under the 1999 Plan.

     Assuming the fair market value of the stock at the date of grant to be $.80 per share in December 1996 and $2.40 per share in March 1997 and $2.875 at March 31, 1999, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $162,355 and $117,792, respectively, for the years ended June 30, 1999 and 1998, as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:



                                                  For the Years Ended June 30,
                                                 -------------------------------
                                                      1999             1998
                                                 --------------   --------------
          Net loss as reported ...............     ($ 402,746)      ($ 826,417)
          Additional compensation ............      $ 162,355        $ 117,792
          Adjusted net loss ..................     ($ 565,101)      ($ 944,209)
          Loss per share as reported .........     ($    0.14)      ($    0.29)
          Adjusted loss per share ............     ($    0.20)      ($    0.34)


                              AMERICAN ATM CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1999  -- (Continued)

NOTE 7 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 -- "Reporting Comprehensive Income," No. 131 -- "Employer's Disclosures about Segments of an Enterprise and Related Information," No. 132 -- "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.

NOTE 8 -- YEAR 2000.

     The Company recognizes the need to ensure its operation will not be adversely affected by Year 2000 software failures. The Company is communicating with suppliers, customers and others with which it does business to coordinate Year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES.

     (a) Contingencies:

     The Company is contingently liable for cash in the machines which it rents from a bank. The amount of rented cash at June 30, 1999 was $290,120.

     (b) Leases:

     The Company is a lessee under an operating real property lease for office space which expired on June 30, 1999. The lease was automatically renewed for one year at an annual rental of $12,000. The Company sublets space to two entities whose stockholders are officer/Director of the Company under verbal month-to-month leases. At June 30, 1999, the entities are indebted to the Company for $2,700.

     The Company also leases space for its ATMs under operating leases. Although the stated term of each lease is from one to five years, either party may cancel the lease with minimal notice. Rent charged to operations in the years ended June 30, 1999 and 1998 was $50,581 and $52,801, respectively. Additionally, the Company has agreements with electronic transaction reporting and transfer system service providers which are a crucial component of the Company's operations. These agreements typically require payment based upon the number of transactions processed by the provider.

     (c) Consulting and Employment Agreements:

     The Board of Directors authorized compensation for the Company's CEO and Chairman at $60,000 per year plus 2% of defined operating profits commencing January 1, 1997. During the year ended June 30, 1998 this officer waived payment of $42,000 of his salary which was reflected as a contribution to additional paid-in capital. In February 1999, this officer resigned and waived the $30,000 in unpaid salary which was also reflected as a contribution to capital. The Company has a three year agreement with a consultant for public relations and financial services. The consultant will receive $96,000 over the term of the agreement which expires in October 1999.

NOTE 10 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

     Accrued expenses and other current liabilities consist of the following:



                                      For the Years Ended June 30,
                                      ----------------------------
                                            1999         1998
                                        -----------   ----------
  Professional fees .................    $ 69,760      $49,230
  Interest ..........................      18,250           --
  Sundry ............................      27,958           --
                                         --------      -------
                                         $115,968      $49,230
                                         ========      =======