Form 10QSB
period 1999-09-30
AMERICAN ATM CORP
filed 2000-02-08
CIK 1031293

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                    to
                               -------------------  --------------------------


                         Commission file number 0-10909

                               AMERICAN ATM CORP.
             (Exact name of registrant as specified in its charter)


                       Florida                                   65-0656168
           (State of other jurisdiction of                    (I.R.S. Employer
            incorporation or organization                    Identification No.)

              5061 North Dixie Highway                              33431
                 Boca Raton, Florida                              (zip code)
       (Address of principal executive office)

Registrant's telephone number, including areas code:    561-367-8433

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

               175,675 shares (reflective of the December 15, 1999
              reserve split 50 common shares into 1 common share),
                    $.001 par value, as of February 1, 2000.

       (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                               AMERICAN ATM CORP.

                               SEPTEMBER 30, 1999





                                    I N D E X



                                                                       Page No.
                                                                       --------

Part I  -  Financial Information:

           Item 1.  Financial Statements:

                    Balance Sheets as at September 30, 1999
                    (Unaudited) and June 30, 1999 .......................    3

                    Statements of Operations For the Three Months
                    Ended September 30, 1999 and 1998 (Unaudited) .......    4

                    Statements of Stockholders' Equity (Capital
                    Deficiency) For the Three Months Ended
                    September 30, 1999 (Unaudited) and For the
                    Year Ended June 30, 1999 ............................    5

                    Statements of Cash Flows For the Three Months
                    Ended September 30, 1999 and 1998 (Unaudited) .......    6

                    Notes to Financial Statements .......................   7-15


           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .......  16-20


PART II - Other Information:

                    Item 3 Through Item 9 - Not Applicable ..............   21

                    Signatures ..........................................   22

                               AMERICAN ATM CORP.

                                 BALANCE SHEETS
                                    (Note 1)

                                     ASSETS
                                     ------
                                                                             September 30,         June 30,
                                                                                 1999                1999
                                                                             -------------         --------
                                                                             (Unaudited)
Current assets:
  Cash and equivalents                                                       $  249,076          $  155,553
  Restricted cash                                                                10,000              10,000
  Accounts receivable - trade                                                    10,260              13,478
  Due from affiliates                                                             2,700               2,700
  Assets held for resale                                                            -                11,500
  Prepaid expense and other current assets                                        7,000               5,300
                                                                             ----------          ----------
        Total current assets                                                    279,036             198,531
                                                                             ----------          ----------
Property assets:
  Furniture and equipment                                                       182,759             182,759
  Software                                                                        8,693               8,693
  Leasehold improvements                                                            830                 830
                                                                             ----------          ----------
                                                                                192,282             192,282
  Less:  Accumulated depreciation                                               171,201             161,525
                                                                             ----------          ----------
        Net property assets                                                      21,081              30,757
                                                                             ----------          ----------
Other assets                                                                      2,644               2,643
                                                                             ----------          ----------
                                                                             $  302,761          $  231,931
                                                                             ==========          ==========
                        LIABILITIES AND CAPITAL DEFICIENCY
                        ----------------------------------
Current liabilities:
  Lines of credit payable                                                    $  260,000          $  260,000
  Notes payable - stockholders                                                       -              110,000
  Accounts payable                                                                   -               13,375
  Taxes payable                                                                   9,362               8,344
  Accrued expenses and other current liabilities                                103,768             115,968
  Due to stockholder                                                             11,500               5,000
                                                                             ----------          ----------
        Total current liabilities                                               384,630             512,687
                                                                             ----------          ----------
Note payable - stockholders                                                     235,000                  -
                                                                             ----------          ----------
Capital deficiency:
  Preferred stock, $10.00 par value
    Authorized and unissued - 100,000 shares
  Common stock, $.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 2,908,750 shares                                     2,909               2,909
  Additional paid-in capital                                                  1,800,344           1,800,344
  Accumulated deficit                                                        (2,120,122)         (2,084,009)
                                                                             ----------          ----------
        Total capital deficiency                                               (316,869)           (280,756)
                                                                             ----------          ---------
                                                                             $  302,761          $  231,931
                                                                             ==========          ==========

                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENTS OF OPERATIONS
                                    (Note 1)



                                                                                  For the Three
                                                                                  Months Ended
                                                                                  September 30,
                                                                         ----------------------------
                                                                            1999              1998
                                                                         ---------         ----------
                                                                                   (Unaudited)
Fee income                                                               $ 104,387         $ 107,233
                                                                         ---------         ---------
Direct costs:
  Location expenses                                                         49,156            69,636
  Financing costs                                                           15,416            16,542
                                                                         ---------         ---------
Total direct costs                                                          64,572            86,178
                                                                         ---------         ---------
Gross profit                                                                39,815            21,055
                                                                         ---------         ---------
Operating expenses:
  Selling                                                                   26,880            32,049
  General and administrative                                                44,828            24,584
                                                                         ---------         ---------
Total operating expenses                                                    71,708            56,633
                                                                         ---------         ---------
Loss from operations                                                       (31,893)          (35,578)
                                                                         ---------         ---------
Other income (deductions):
  Interest expense                                                          (3,500)           (3,300)
  Interest income                                                              280               921
                                                                         ---------         ---------
Total other income (deductions)                                             (3,220)           (2,379)
                                                                         ---------         ---------
Loss before income taxes                                                   (35,113)          (37,957)
Provision for income taxes                                                   1,000             1,000
                                                                         ---------         ---------
Net loss                                                                 $  36,113)         ($38,957)
                                                                         =========         =========
Net loss per share                                                         ($0.01)            ($0.01)
                                                                         =========         =========
Weighted average share outstanding                                        2,908,750        2,816,250
                                                                         =========         =========

                       See notes to financial statements.

                               AMERICAN ATM CORP.

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                      FOR THE YEAR ENDED JUNE 30, 1999 AND
              THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)

                                         $.001 Par Value                   $10 Par Value
                                            Common Stock                  Preferred Stock          Additional
                                     ------------------------          ---------------------        Paid-In          Deferred
                                       Shares         Amount           Shares         Amount        Capital        Compensation
                                       ------         ------           ------         ------        -------        ------------
Balance - July 1, 1998               2,816,250        $2,816               -           $ -        $1,718,400            $ -

Stockholders' waiver of
  salary-contributed to
  capital                                   -            -                 -             -            30,000              -
Net proceeds from the
  conversion of warrants
  to common stock                       67,500            68               -             -            31,969              -
Net proceeds from the
  exercise of stock option              25,000            25               -             -            19,975              -
Net loss for the year
  ended June 30, 1999                      -             -                 -             -               -                -
                                     ---------        ------            ------        ------    ------------          ------
Balance June 30, 1999                2,908,750         2,909               -             -         1,800,344              -
Net loss for the three
  months ended
  September 30, 1999                       -             -                 -             -               -                -
                                     ---------        ------            ------        ------    ------------          ------
Balance September 30, 1999           2,908,750        $2,909               -           $ -        $1,800,344            $ -
                                     =========        ======            ======        ======    ============          ======

                                                             Total
                                                          Stockholders'
                                                             Equity
                                      Accumulated          (Capital
                                        Deficit           Deficiency)
                                        -------           -----------

Balance - July 1, 1998                 ($1,681,263)         $ 39,953

Stockholders' waiver of
  salary-contributed to
  capital                                     -               30,000
Net proceeds from the
  conversion of warrants
  to common stock                             -               32,037
Net proceeds from the
  exercise of stock option                    -               20,000
Net loss for the year
  ended June 30, 1999                    (402,746)          (402,746)
                                      -----------          ---------
Balance June 30, 1999                  (2,084,009)          (280,756)
Net loss for the three
  months ended
  September 30, 1999                      (36,113)           (36,113)
                                      -----------          ---------
Balance September 30, 1999            ($2,120,122)         ($316,869)
                                      ===========          =========

                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENT OF CASH FLOWS
                                    (Note 1)



                                                                                  For the Three
                                                                                  Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                              1999             1998
                                                                           ----------      ----------
                                                                                    (Unaudited)
Cash flow from operating activities:
  Net loss                                                                 ($ 36,113)      ($ 38,957)
                                                                           ---------       ---------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation                                                               9,676          15,357
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                                      3,218           7,569
      Assets held for resale                                                  11,500              -
      Prepaid expenses and other current assets                               (1,700)          2,822
      Other assets                                                                (1)            500
      Accounts payable                                                       (13,375)         30,248
      Accrued expenses and other current liabilities                          (4,682)        (11,980)
                                                                           ---------       ---------
  Total adjustments                                                            4,636          44,516
                                                                           ---------       ---------
Net cash provided by (used in) operating activities                          (31,477)          5,559
                                                                           ---------       ---------
Cash flows from financing activities:
  Deferred offering costs                                                         -         ( 20,000)
  Proceeds from stockholder loan                                             125,000              -
                                                                           ---------       ---------
Net cash provided by (used in) financing activities                          125,000         (20,000)
                                                                           ---------       ---------
Net increase (decrease) in cash and cash equivalents                          93,523         (14,441)
Cash and cash equivalents at beginning of period                             155,553         171,958
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                  $249,076        $157,517
                                                                            ========        ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                             $   -           $ 11,932
                                                                            ========        ========
  Taxes paid                                                                $    356        $    250
                                                                            ========        ========

                       See notes to financial statements.

                               AMERICAN ATM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


NOTE 1 - GOING CONCERN.

               The Company was incorporated in Florida in March 1996 as a development stage company. The Company left the development stage in September 1996 when it commenced operations of its business, which is independent owner and operator of automatic teller machines (ATMs) at leased locations. The ATMs provide individuals with credit or debit cards the ability to obtain on the spot cash from their bank accounts.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since inception through September 30, 1999 of $2,120,122 of which $94,114 was incurred while the Company was in the development stage. The accompanying financial statements reflect a working capital deficiency of $105,594 at September 30, 1999. The Company's source of funds have been the proceeds from the sale of its common stock, its lines of credit and notes to stockholders. The Company presently has a rental agreement with a bank for the use of the bank's cash in its ATMs, which replaced a funding agreement with a private lender.

               Management in December 1998 registered with the Securities and Exchange Commission 3,562,500 shares of the Company's common stock, all of which underlie common stock purchase warrants (warrants). If all warrant holders exercise, the Company will receive approximately $8,550,000 in cash proceeds. Through September 30, 1999, the Company has received $162,000 from the exercise of warrants for 67,500 shares of common stock. Management's plan is to continue its present ATM operations and to pursue diversification into other industries. The Company in December 1999 began preliminary exploratory discussions with a start-up entity in the telecommunications industry. The Board of Directors in October 1999 authorized management to sell in a private placement to accredited investors up to $750,000 of the Company's common stock for working capital. There can be no assurance that the sale of the securities will be successful.

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

NOTE 2 - BASIS OF PRESENTATION.

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and 1998 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

               The June 30, 1999 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB.



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

          (c) Cash and Equivalents:

               The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 1999 and 1998 and June 30, 1999 were $130,375, $46,588 and $24,095, respectively.


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


          (e) Organization Costs:

               Organization costs are included in other assets net of accumulated amortization.


          (f) Income Taxes:

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

               The Company has net operating loss carryforwards available of approximately $1,922,000 at September 30, 1999 and $1,886,000 at June 30, 1999 expiring through 2013 which upon recognition may result in future tax benefits of approximately $755,000 and $744,000, respectively. At September 30, 1999 and June 30, 1999, management is unable to determine if the utilization of the future tax benefit was more likely than not and, accordingly, the asset has been fully reserved.

          (g) Fair Value of Financial Instruments:

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

               The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of the Company's ATMs were functional at June 30, 1999, although did not possess the state of the art software and hardware styling which some of the Company's customers desired. Management attempted to replace these ATMs with new machines and in September 1999 sold 10 machines for $11,500 resulting in a loss of $42,985. Management estimated that its remaining ATMs' value has been impaired by an additional $67,000. The entire loss of $109,985 was charged to operations in fourth quarter of fiscal 1999.

               At September 30, 1999 and 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.


          (h) Per Share Data:

               Net loss per share was computed by the weighted average number of shares outstanding during each year.



NOTE 4 - FINANCING.

               In January 1998, the Company entered into a rental agreement with a commercial bank. The rental agreement as memorialized on August 18, 1998, provides for the Company to rent from the bank the cash that is used in the operation of the Company's ATMs. In May 1999, the Company terminated the first rental agreement replaced it with another cash rental agreement. The conditions of both rental agreements are essentially the same except that under the current agreement the lessor is responsible for any loss due to theft, vandalism, or other non-operational losses. The monthly rental charge for the cash varies and is determined by the amount of cash utilized in the machines at a rate of 2% over the bank's prime lending rate. The lessor bank also earns a portion of the transaction fees that each ATM transaction generates. The Company is respon sible to maintain insurance with the bank as loss payee for loss or theft of the machine cash. Although the Company controls the location of each ATM and determines the amount of cash in each ATM, the Company may not handle the rented cash. Only armored transport service carriers under the bank's direct control may handle the rented cash.

               The Company entered into a funding agreement on December 30, 1997 for $260,000 with a corporation whose president is a stockholder of the Company. The funding agreement, as amended on June 1, 1998, requires interest at 10% to be paid monthly. The agreement has no termination date and accordingly is classified as a current liability. The loan is collateralized by the Company's ATMs. The Company's Chairman has personally guaranteed 25% of this obligation.

NOTE 5 -  LOANS PAYABLE - STOCKHOLDERS.

               Commencing in December 1997, through May 1998, the Company borrowed $110,00 from two stockholders. The original terms of the 12% interest bearing notes were approximately seven months. The stockholders subsequently extended the due dates of all the notes to December 31, 1999. In September another stockholder loaned the Company $125,000. In October 1999, all of the loans were converted into 5,875,000 shares of the Company's common stock at $0.04 per share, which was the fair market value at the time of conversion.


NOTE 6 - STOCKHOLDERS' EQUITY.

          (a) Sale of Securities:

               In 1997, the Company completed its sale of 875,000 shares of its common stock and 2,500,000 warrants (as adjusted for the December 11, 1997 stock split) to accredited investors for $689,216 (net of offering costs).

               In January 1997, the Company issued 75,000 shares of its common stock in satisfaction of a $180,000 capital lease obligation of machinery.

               In October 1999, three stockholders agreed to accept 5,875,000 shares of the Company's common stock as payment of loans payable to them aggregating $235,000.

               Through March 1999, warrants to acquire 67,500 common stock were converted for $132,037 before offering costs of $129,963.


          (b) Contribution of Capital:

               The Company's CEO waived $42,000 of his annual $60,000 salary in 1998 and waived $30,000 of his accrued salary in 1999. Such waivers were recorded as contribution to additional paid-in capital in the accompanying financial statements in the year of waiver.

          (c) Warrants:

               In connection with the sale of securities in 1996 and 1997, the Company sold warrants to acquire 2,500,000 shares of the Company's common stock (as adjusted for the December 1997 stock split) at $2.40 per share. Effective December 28, 1996, five consultants received warrants to purchase an aggregate of 1,062,500 shares of the Company's common stock at $2.40 per share (prior to the December 15, 1999 reverse split) for services previously rendered. The fair value of the warrants issued to the consultant and the services rendered (as determined by the Board of Directors and consultants) was $85,000 which was charged to operations as public relations costs.

               The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 to register 3,562,500 shares of its common stock all of which underlie warrants to acquire a like number of common shares at $2.40 per share. The proceeds received by the Company through September 30, 1999 from the conversion of warrants into 67,500 common shares were $132,037 before offering costs of $129,963.


          (d) Common Stock Split:

               The Company's Board of Directors approved a split of its outstanding common shares of five (5) shares of each four (4) shares outstanding on December 11, 1997. On December 15, 1999, the Board of Directors authorized a reverse split of the Company's common stock at a rate fifty 50) common shares outstanding into one (1) common share.


          (e) Stock Options:

               The Board of Directors adopted the American ATM Corp. 1996 Stock Option Plan ("1996 Plan") on December 16, 1996 which the shareholders subsequently approved. The 1996 Plan provides for the total issuance of an aggregate of 687,500 common shares under nonqualified and qualified grants. Qualified options are intended to comply with
          Section 422 of the Internal Revenue Service Code of 1986, as amended. To date options granted under the 1996 Plan to acquire 165,000 common shares have been qualified grants and options to acquire 412,000 common shares have been non-qualified grants.

               On December 16, 1996, the Company's outside directors and an officer were granted options to acquire an aggregate of 100,000 common shares (prior to the December 15, 1999 reverse split) at an exercise price of $0.80 per share which was the common stock's fair value on the date of grant. The directors options were originally exercisable in full at any time through December 15, 2000. The officer's option vests pro rata over its life. On March 21, 1997, the Board of Directors reduced the exercise period of these options to March 25, 2000 for the directors and May 1, 1999 for the officer.

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

               Also on March 25, 1997, the outside directors were issued additional options to acquire an aggregate (prior to the December 15, 1999 reverse split) of 62,500 common shares for $0.80 per share. The outside directors' options were issued as partial payment for their services pursuant to the Company's directors compensation policy which was approved by the Board of Directors in December 1996.

               The excess of the fair value of the common stock at March 25, 1997 ($2.40 per share prior to the December 15, 1999 reverse split) over the option exercise prices aggregated $400,000 which was classified in the accompanying financial statement as deferred compensation with a corresponding increase to additional paid-in capital. The deferred compensation was charged to operations in the periods that the Chairman and the other directors rendered their services resulting in a $200,000 charge to operations in the years ended June 30, 1998 and 1997.

               In October 1998, a former director exercised options to acquire 25,000 common shares at $.80 per share for an aggregate of $20,000 for which the director remitted $25,000 to the Company. The overpayment of $5,000 is reflected as a current obligation in the accompanying financial statements.

               On March 31, 1999, the Company issued options aggregating 165,000 shares to officers, employees and directors. The excerise price of the options is $2.875 per share which is the fair market value at the date of the grant. The options are exercisable at any time through March 31, 2009.

               Pursuant to the 1996 Plan, each of the non-employee directors of the Company is to receive yearly - at the conclusion of the stockholders' annual meeting - an option to acquire 10,000 shares of the Company's common stock for the next fiscal year. Since the Company had not had its annual meeting for 1999, the five non-employee directors were not granted their options for fiscal 1999. Upon the conclusion of the 1999 annual stockholders' meeting, the directors will receive options to acquire an aggregate of 50,000 common shares.

               On December 31, 1998, the Company adopted the 1999 Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the total issuance of an aggregate of 500,000 common shares under non-qualified and qualified grants. No options have been granted under the 1999 plan.

               At September 30, 1999 and June 30, 1999, the Company had options for 552,500 common shares issued and unexercised at exercise prices ranging from $.80 to $2.875. At September 30, 1999 and June 30, 1999, 552,500 shares under options were exercisable at prices ranging from $.80 to $2.875 per share.

               Assuming the fair market value of the stock at the date of grant to be $.80 per share in December 1996, $2.40 per share in March 1997 and $2.875 per share in March 1999, the life of the options to be three years to ten years, the expected volatility at 200%, expected dividends of none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $74,011 and $29,448 in each of the three month periods ended September 30, 1999 and 1998 as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

                                                      For the Three
                                                       Months Ended
                                                      September 30,
                                                --------------------------
                                                    1999          1998
                                                ----------     ----------
Net loss as reported                            ($ 36,113)     ($ 38,957)
                                                =========      =========
Additional compensation                          $ 74,011       $ 29,448
                                                =========      =========
Adjusted net loss                               ($110,124)     ($ 68,405)
                                                =========      =========
Loss per share as reported                         ($0.01)        ($0.01)
                                                =========      =========
Adjusted loss per share                            ($0.03)        ($0.02)
                                                =========      =========


NOTE 7 - COMMITMENTS AND CONTINGENCIES.

          (a) Contingencies:

               The Company is contingently liable for cash in the machines, which it rents from a bank. The amount of rented cash at 1999 was $188,560.


          (b) Leases:

               The Company is a lessee under an operating real property lease for office space which expired on June 30, 1999.

               The Company also leases space for its ATMs under operating leases. Although the stated term of each lease is from one to five years, either party may cancel the lease with minimal notice. Rent charged to operations in the three months ended September 30, 1999 and 1998 was $7,000 and $53,000, respectively. Additionally, the Company has agreements with electronic transaction reporting and transfer system service providers, which are a crucial component of the Company's operations. These agreements typically require payment based upon the number of transactions processed by the provider.

          (c) Consulting the Employment Agreements:

               The Board of Directors authorized compensation for the Company's CEO and Chairman at $60,000 per year plus 2% of defined operating profits commencing January 1, 1997. In February 1999, this officer resigned and waived the $30,000 in unpaid salary, which was reflected as a contribution to capital. The Company has a three year agreement with a consultant for public relations and financial services. The consultant will receive $96,000 over the term of the agreement, which expires in October 1999.



NOTE 8 - YEAR 2000.

               The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has commenced requesting data concerning Year 2000 compliance from its suppliers, lenders, service providers and others. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements. Although it is management's belief that the failure by such entities not to have made their required software corrections could have adverse material effect on the Company's operations or financial condition, the Company has not experienced any adverse effects in its operations through February 1, 2000.



NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income," NO. 131 - "Employer's Disclosures about Segments of an Enterprise and Related Information, " No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 - "Accounting for Derivative Instruments and Hedging Activities." Management does not believe that the effect of implementing these net standards will be material to the Company's financial position, results of operations and cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERAITONS



The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-QSB. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors - Forward Looking Statements."


Plan of Operation

         The Company's plan of operation for the next nine months of fiscal 2000 and the fiscal year thereafter will to continue to maintain its profitable ATM's and possibly expand to additional locations. Management is currently exploring the feasibility of entering into other industries. Management believes that the ATM industry might be subjected to possible additional governmental scrutiny - possibly regulations - in the future. This possibility could have an adverse effect on the Company's operations. Management has had preliminary exploratory discussions with an entity in the telecommunications industry concerning starting up a venture and/or other working arrangement.

         Assuming that the Company will be able to maintain or increase its ATM's in operation, there is no guarantee that cash funds from such operations will be sufficient for it to meet its cash requirements to fund and operate its business on an ongoing basis. The Board of Directors in October 1999 authorized management to issue up to $750,000 in capital through the sale of its securities in private placements to accredited investors. There can be no guarantee that such sale will be successful or that the cash proceeds from such sale, if any, will be sufficient for the Company to meet its obligations as they mature.

Results of Operations

         The Company derives its revenues from fees charged for the operation of ATMs which dispense cash to the customer who uses he/her bank ATM debit or credit card. These machines are located in high traffic retail areas and selected convenience stores. The Company has 20 ATMs at these locations to date.

Three months ended September 30, 1999 vs. September 30, 1998

Fee Income and Direct Cost:

         During the current quote fee income decreased $3,000 (2.8%) to $104,000 while direct costs decreased $21,000 (24.4%) to $65,000, resulting in gross profit increasing $19,000 (90.5%) to $40,000 in the current period (38.5% of fee income) from $21,000 (19.6% of fee income) in 1998. The improvement in the gross profit in the current quarter is the result of generating 97.2% of the prior periods revenues from ten (10) fewer machines which were sold and not replaced. The reduction in machines utilized resulted in significant reductions in variable machine costs such as depreciation, rent and armored car service fees while financing costs remained constant.

Operating Expenses:

         Selling expenses decreased $5,000 (15.6%) as $27,000 (26.0% of fee income) in the three months ended September 30, 1999 from $32,000 (29.7% of fee income) in the comparable prior period. The reduction is attributable to reduced advertising, travel and entertainment expenditures in the current period.

         General and administrative cost increased $20,000 (80.0%) to $45,000 (43.3% of fee income) during the current quarter from $25,000 (23.4% of fee income) in the prior period. The increase is attributable to increased professional and consulting fees in the current period.

         Interest income, interest expense and the provision for taxes remained relatively constant in both periods.

         The net loss for the current period decreased $3,000 (7.7%) to $36,000 from the prior years' net loss for the quarter of $39,000. The reduction in the loss is attributable to the reduced direct costs which were offset by the increased operating expenses as described above.

Three Months Ended September 30, 1998 vs. September 30, 1997

Fee income:

         For the three months ended September 30, 1998, the Company had gross income of $107,000 compared with $61,000 for the three months ended September 30, 1997. The $46,000 (75.4%) increase was the result of placing more equipment in sites and previously installed equipment generating increased fee income in 1998.

Direct Costs:

         The Company's direct costs associated with its ATMs operations were $86,000 (80.4% of revenues) in 1998 as compared with $104,000 (171.1% of revenues) for 1997. The decrease in direct costs of $18,000 (17.3%) is attributable to higher start-up costs incurred in 1997 of $14,000 and a reduction in finance costs of $4,000 in the current period.

         The change in gross loss from ($43,000) in 1997 (70.5% of revenues) to gross profit of $21,000 in 1998 (19.6% of revenues) is attributable to the generation of higher fee income from ATMs installed in the prior year and fees from machines installed in 1998 while fixed direct costs remained stable and variable direct costs declined.

Selling Expenses:

         The Company's selling expenses increased $2,000 (6.7%) in the current period to $32,000 (29.9% of revenues) from $30,000 (49.2%) of revenues) in the prior period. The increase is largely attributable to costs associated with developing net sites.

General and Administrative Expenses:

         The $63,000 (71.6%) decrease in general and administrative expenses to $25,000 (23.4% of revenues) in the current period from $88,000 (144.3% of sales) resulted primarily from the amortization of $50,000 in deferred compensation in 1997.

Interest:

         Interest expense in 1998 was $12,000 of which $9,000 was included in direct costs in the accompanying financial statements. Interest incurred in 1997 of $20,700 is included as a direct cost in 1997. Interest expense increased from loans from related parties was $12,000 in 1998.

         Interest income decreased $5,000 (83.3%) in 1998 to $1,000 (1.0% of revenues) from $6,000 (10.0% of revenues) in 1997. The decrease is the credit of the repayment by a stockholder of a loan to the Company during fiscal 1998.

Net Loss:

         The net loss decreased $118,000 (75.6%) to $39,000 in 1998 from $157,000 in 1997 as per the above analysis.

Financial Condition

September 30, 1999 Compared to June 30, 1999:

         The Company's working capital deficiency decreased from $313,000 at June 30, 1999 to $106,000 at September 30, 1999 through the proceeds of a $125,000 loan from a stockholder. This loan as well as $110,000 in loans to other stockholders are classified as long-term debt at September 30, 199 due to the loans being converted into common stock in October 1999,

         The capital deficiency increased $36,000 to $317,000 at September 30, 1999 because of the net loss incurred in the period.

September 30, 1998 Compared to June 30, 1998:

         The Company's cash position at September 30, 1998 decreased $14,000 to $158,000. The decrease is attributable to additional deferred offering costs of $20,000 offset by net cash provided by operating activities of $6,000.

         Stockholders' equity decreased from $40,000 at June 30, 1998 to $1,000 at September 30, 1998 resulting from the loss for the three months ended September 30, 1998 of $39,000.

Liquidity and Capital Resources

         The Company had a working capital deficiency of $106,000 and $313,000 at September 30, 1999 and June 30, 1999, respectively. The Company's primary sources of working capital have been (i) the proceeds from its lines of credit,
(ii) proceeds from related party indebtedness, (iii) the rental cash agreement, and, (iv) the issuance of its securities for cash, as payment for debt and as payment for services rendered. Currently, the Company's cash requirements include (i) the funding for its existing and new machines, (ii) the costs associated with opening, maintaining and operating machines at new locations, and, (iii) ongoing selling, general, administrative and other operating expenses. Management believes that the Company's cash liquidity position will be enhanced primarily from its efforts to sell its securities in a private placement. Management does not believe that any significant additional warrant holders will exercise in the immediate future because of the unfavorable variances between the market price of the common stock and the exercise price of the warrants. If the Company is not successful in its efforts to generate cash funds from the sale of its securities, the Company will not be able to generate sufficient cash funds from its operations to meet its obligations as they mature. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Even, if the Company is successful (or partially successful) in its effort to convert the warrants into common shares for cash or in the sale of its securities, the Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

Impact of New Accounting Pronouncements

         The Financial Accounting Standards Boards issue Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosure about Pension and Other Postretirement Benefits", and No. 133 - "Accounting for Derivative Instruments and Hedging Activities". Adoption of these standards, which is required in fiscal years beginning after December 15, 1997 is not expected to have an effect on the Company's financial statements, financial position or results of operations. The Company has reviewed all other recently issued accounting pronouncements to determine their effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on the Company's current or future earnings or operations.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has commenced requesting data concerning Year 2000 compliance from its suppliers, lenders, service providers and others. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements. Although it is management's belief that the failure by such entities not to have made their required software corrections could have adverse material effect on the Company's operations or financial condition, the Company has not experienced any adverse effect in its operations through February 1, 2000.


Inflation

         Inflation has not had a significant effect on the Company's or financial position, and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

                           PART II - OTHER INFORMATION


            Item 1.        LEGAL PROCEEDINGS

                           Not applicable


            Item 2.        CHANGES IN SECURITIES

                           Not applicable


            Item 3.        DEFAULTS UPON SENIOR SECURITIES

                           Not applicable


            Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Not applicable


            Item 5.        OTHER INFORMATION

                           Not applicable


            Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                           Not applicable.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       AMERICAN ATM CORP.
                                          (Registrant)







                                       -----------------------------------------
                                       Wayne Kight, President


Date:  February 4, 2000