Form 10QSB
period 1999-12-31
AMERICAN ATM CORP
filed 2000-03-02
CIK 1031293

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                      ------------------------------------

                                   FORM 10-QSB

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from ___________________ to __________________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

               175,675 shares (reflective of the December 31, 1999
              reverse split 50 common shares into 1 common share),
                    $.001 par value, as of February 24, 2000.

       (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                               AMERICAN ATM CORP.

                                DECEMBER 31, 1999



                                    I N D E X


                                                                                                        Page No.
                                                                                                        --------
Part I  -  Financial Information:

           Item 1.  Financial Statements:

                    Balance Sheets as at December 31, 1999
                    (Unaudited) and June 30, 1999 .................................................       3

                    Statements of Operations For the Six and Three Months
                    Ended December 31, 1999 and 1998 (Unaudited) ..................................       4

                    Statements of Stockholders' Equity (Capital
                    Deficiency) For the Six Months Ended
                    December 31, 1999 (Unaudited) and For the
                    Year Ended June 30, 1999 ......................................................       5

                    Statements of Cash Flows For the Six Months
                    Ended December 31, 1999 and 1998 (Unaudited) ..................................       6

                    Notes to Financial Statements .................................................     7-15


           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .................................    16-20


PART II - Other Information:

                    Item 3 Through Item 9 - Not Applicable ........................................      21

                    Signatures ....................................................................      22

                               AMERICAN ATM CORP.

                                 BALANCE SHEETS
                                    (Note 1)

                                     ASSETS

                                                                               December 31,          June 30,
                                                                                   1999                1999
                                                                               ------------         ---------
                                                                               (Unaudited)
Current assets:
  Cash and equivalents                                                          $  97,525           $ 155,553
  Restricted cash                                                                  10,000              10,000
  Accounts receivable - trade                                                      16,111              13,478
  Advances receivable                                                             125,000                   -
  Due from affiliates                                                              21,950               2,700
  Assets held for resale                                                                -              11,500
  Prepaid expense and other current assets                                          8,500               5,300
                                                                                ---------           ---------
        Total current assets                                                      279,086             198,531
                                                                                ---------           ---------
Property assets:
  Furniture and equipment                                                         182,759             182,759
  Software                                                                          8,693               8,693
  Leasehold improvements                                                              830                 830
                                                                                ---------           ---------
                                                                                  192,282             192,282
  Less:  Accumulated depreciation                                                 180,877             161,525
                                                                                ---------           ---------
        Net property assets                                                        11,405              30,757
                                                                                ---------           ---------
Other assets                                                                        2,606               2,643
                                                                                ---------           ---------
                                                                                $ 293,097           $ 231,931
                                                                                =========           =========

                          LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Lines of credit payable                                                       $ 260,000           $ 260,000
  Notes and loans payable - stockholders                                           20,000             110,000
  Accounts payable                                                                  5,277              13,375
  Taxes payable                                                                     8,215               8,344
  Accrued expenses and other current liabilities                                  116,768             115,968
  Due to stockholder                                                                    -               5,000
                                                                                ---------           ---------
        Total current liabilities                                                 410,260             512,687
                                                                                ---------           ---------

Capital deficiency:
  Preferred stock, $10.00 par value
    Authorized and unissued - 100,000 shares
  Common stock, $.001 par value
    Authorized - 10,000,000 shares
    Issued and outstanding  - 175,675 shares and
      58,175 shares, respectively                                                     176                  58
  Additional paid-in capital                                                    2,038,077           1,803,195
  Accumulated deficit                                                          (2,155,416)         (2,084,009)
                                                                                ---------           ---------
        Total capital deficiency                                                 (117,163)           (280,756)
                                                                                ---------           ---------
                                                                                $ 293,097           $ 231,931
                                                                                =========           =========

                               AMERICAN ATM CORP.

                            STATEMENTS OF OPERATIONS
                                    (Note 1)

                                                             For the Six                                  For the Three
                                                             Months Ended                                  Months Ended
                                                             December 31,                                  December 31,
                                                   --------------------------------              ------------------------------
                                                      1999                   1998                    1999                1998
                                                   ----------             ---------               ----------          ---------
                                                               (Unaudited)                                   (Unaudited)
Fee income                                          $192,094               $191,901                $ 87,707            $ 84,668
                                                    --------               --------                --------            --------
Direct costs:
  Location expenses                                  113,870                 98,645                  64,714              29,009
  Financing costs                                     31,316                 31,314                  15,900              14,772
                                                    --------               --------                --------            --------
Total direct costs                                   145,186                129,959                  80,614              43,781
                                                    --------               --------                --------            --------
Gross profit                                          46,908                 61,942                   7,093              40,887
                                                    --------               --------                --------            --------
Operating expenses:
  Selling                                             50,844                 57,041                  23,964              24,992
  General and administrative                          66,327                124,892                  17,999             100,308
                                                    --------               --------                --------            --------
Total operating expenses                             117,171                181,933                  41,963             125,300
                                                    --------               --------                --------            --------
Loss from operations                                 (70,263)              (119,991)                (34,870)            (84,413)
                                                    --------               --------                --------            --------
Other income (deductions):
  Interest expense                                         -                 (6,600)                      -              (3,300)
  Interest income                                        856                  1,375                     576                 454
                                                    --------               --------                --------            --------
Total other income (deductions)                          856                 (5,225)                    576              (2,846)
                                                    --------               --------                --------            --------
Loss before income taxes                             (69,407)              (125,216)                (34,294)            (87,259)
Provision for income taxes                             2,000                  2,000                   1,000               1,000
                                                    --------               --------                --------            --------
Net loss                                            ($71,407)             ($127,216)               ($35,294)           ($88,259)
                                                    ========               ========                ========            ========
Net loss per share                                    ($0.86)                ($2.26)                 ($0.23)             ($1,57)
                                                    ========               ========                ========            ========
Weighted average share outstanding                    82,654                 56,325                 156,092              56,325
                                                    ========               ========                ========            ========


                               AMERICAN ATM CORP.

             STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                      FOR THE YEAR ENDED JUNE 30, 1999 AND
               THE SIX MONTHS ENDED DECEMBER 31, 1999 (Unaudited)

                                        $.001 Par Value           $10 Par Value
                                         Common Stock *          Preferred Stock            Additional
                                    ---------------------     --------------------           Paid-In              Deferred
                                     Shares       Amount      Shares       Amount            Capital            Compensation
                                    -------      -------      ------      --------          ----------          ------------
Balance - July 1, 1998              56,325        $ 56           -        $   -             $1,721,160             $   -

Stockholders' waiver of
  salary-contributed to
  capital                                -           -           -            -                 30,000                 -

Net proceeds from the
  conversion of warrants
  to common stock                    1,350           1           -            -                 32,036                 -

Net proceeds from the
  exercise of stock option             500           1           -            -                 19,999                 -

Net loss for the year
  ended June 30, 1999                    -           -           -            -                      -                 -
                                   -------       -----        ----         ----             ----------              ----
Balance June 30, 1999               58,175          58           -            -              1,803,195                 -

Conversion of notes
  payable - stockholders
  into common stock                117,500         118           -            -                234,882                 -

Net loss for the six
  months ended
  December 31, 1999
   (Unaudited)                           -           -           -            -                      -                 -
                                   -------       -----        ----         ----             ----------              ----
Balance December 31, 1999
   (Unaudited)                     175,675       $ 176           -        $   -             $2,038,077             $   -
                                   =======       =====        ====         ====             ==========              ====

[RESTUB]

                                                             Total
                                                         Stockholders'
                                                             Equity
                                    Accumulated             (Capital
                                      Deficit              Deficiency)
                                    -----------          -------------
Balance - July 1, 1998              ($1,681,263)            $ 39,953

Stockholders' waiver of
  salary-contributed to
  capital                                     -               30,000

Net proceeds from the
  conversion of warrants
  to common stock                             -               32,037

Net proceeds from the
  exercise of stock option                    -               20,000

Net loss for the year
  ended June 30, 1999                  (402,746)            (402,746)
                                     ----------             --------
Balance June 30, 1999                (2,084,009)            (280,756)

Conversion of notes
  payable - stockholders
  into common stock                           -              235,000

Net loss for the six
  months ended
  December 31, 1999
   (Unaudited)                          (71,407)             (71,407)
                                     ----------             --------
Balance December 31, 1999
   (Unaudited)                      ($2,155,416)           ($117,163)
                                     ==========             ========

*Gives effect to a 50 to 1 reverse stock split.

                       See notes to financial statements.

                               AMERICAN ATM CORP.

                            STATEMENTS OF CASH FLOWS
                                    (Note 1)

                                                                                        For the Six
                                                                                        Months Ended
                                                                                        December 31,
                                                                             --------------------------------
                                                                                 1999                 1998
                                                                             ----------            ----------
                                                                                        (Unaudited)
Cash flow from operating activities:
  Net loss                                                                   ($ 71,407)            ($127,216)
                                                                             ---------             ---------
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation                                                                19,389                30,714
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                                       (2,633)                6,689
      Assets held for resale                                                    11,500                     -
      Prepaid expenses and other current assets                                 (3,200)              (11,594)
      Other assets                                                                   -                   748
      Accounts payable                                                          (8,098)                7,546
      Accrued expenses and other current liabilities                               671                 6,786
                                                                             ---------             ---------
  Total adjustments                                                             17,629                40,889
                                                                             ---------             ---------
Net cash used in operating activities                                          (53,778)              (86,327)
                                                                             ---------             ---------
Cash flows from investing activities:
  Advances receivable                                                         (125,000)                    -
  Due from affiliates                                                          (19,250)                    -
                                                                             ---------             ---------
Net cash used in investing activities                                         (144,250)                    -
                                                                             ---------             ---------
Cash flows from financing activities:
  Deferred offering costs                                                            -               (20,000)
  Proceeds from (payments of) stockholder
    notes and loans                                                            140,000               (20,000)
                                                                             ---------             ---------
Net cash provided by (used in) financing activities                            140,000               (40,000)
                                                                             ---------             ---------
Net decrease in cash and cash equivalents                                      (58,028)             (126,327)
Cash and cash equivalents at beginning of period                               155,553               171,958
                                                                             ---------             ---------
Cash and cash equivalents at end of period                                    $ 97,525              $ 45,631
                                                                             =========             =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                               $ 31,316              $ 26,314
                                                                             =========             =========
  Taxes paid                                                                  $      -              $      -
                                                                             =========             =========
Supplemental Schedules of Noncash Financing Activities:
  Offering costs written off to additional paid-in capital                    $      -              $ 89,682
                                                                             =========             =========
Conversion of stockholders' notes payable
    into common stock                                                         $235,000              $      -
                                                                             =========             =========


                       See notes to financial statements.

                               AMERICAN ATM CORP.

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999





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

                          The accompanying financial statements have been
                prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations since inception through December 31, 1999 of $2,154,666 of which $94,114 was incurred while the Company was in the development stage. The accompanying financial statements reflect a working capital deficiency of $110,424 at December 31, 1999. The Company's source of funds have been the proceeds from the sale of its common stock, its lines of credit and notes to stockholders. The Company presently has a rental agreement with a bank for the use of the bank's cash in its ATMs, which replaced a funding agreement with a private lender.

                          Management in December 1998 registered with the
                Securities and Exchange Commission 3,562,500 shares of the Company's common stock, all of which underlie common stock purchase warrants (warrants). If all warrant holders exercise, the Company will receive approximately $8,550,000 in cash proceeds. Through December 31, 1999, the Company has received $162,000 from the exercise of warrants for 67,500 shares of common stock. Management's plan is to continue its present ATM operations and to pursue diversification into other industries. The Company in December 1999 began preliminary exploratory discussions with a start-up entity in the telecommunications industry. The Board of Directors in October 1999 authorized management to sell in a private placement to accredited investors up to $750,000 of the Company's common stock for working capital. There can be no assurance that the sale of the securities will be successful.


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

NOTE 2 - BASIS OF PRESENTATION.

                          The accompanying unaudited financial statements have
                been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the six months ended December 31, 1999 and 1998. The results of operations for the six months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                (c) Cash and Equivalents:

                          The Company considers all highly-liquid, short-term
                investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 1998 and June 30, 1999 were $5,790, $20,901 and $24,095, respectively.


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

                          The Company has net operating loss carryforwards
                available of approximately $1,956,000 at December 31, 1999 and $1,886,000 at June 30, 1999 expiring through 2013 which upon recognition may result in future tax benefits of approximately $763,000 and $744,000, respectively. At December 31, 1999 and June 30, 1999, management is unable to determine if the utilization of the future tax benefit was more likely than not and, accordingly, the asset has been fully reserved.

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

                          At December 31, 1999 and June 30, 1999, the carrying
                values of the Company's other assets and liabilities approximate their estimated fair values.


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


NOTE 5 - LOANS PAYABLE - STOCKHOLDERS.

                          Commencing in December 1997, through May 1998, the
                Company borrowed $110,00 from two stockholders. The original terms of the 12% interest bearing notes were approximately seven months. The stockholders subsequently extended the due dates of all the notes to December 31, 1999. In September another stockholder loaned the Company $125,000. In October 1999, all of the loans were converted into 117,500 shares, as adjusted for the December 15, 1999 stock split, of the Company's common stock at $2.00 per share, which was the fair market value at the time of conversion.


NOTE 6 - STOCKHOLDERS' EQUITY ADJUSTED FOR THE DECEMBER 15, 1999, 50
           TO 1 REVERSE STOCK SPLIT.

                (a) Sale of Securities:

                          In 1997, the Company completed its sale of 17,500
                shares of its common stock and 50,000 warrants to accredited investors for $689,216 (net of offering costs).

                          In January 1997, the Company issued 1,500 shares of
                its common stock in satisfaction of a $180,000 capital lease obligation of machinery.

                          In October 1999, three stockholders agreed to accept
                117,500 shares of the Company's common stock as payment of loans payable to them aggregating $235,000.

                          Through March 1999, warrants to acquire 1,350 common
                stock were converted for $132,037 before offering costs of $129,963.


                (b) Contribution of Capital:

                          The Company's CEO waived $42,000 of his annual $60,000
                salary in 1998 and waived $30,000 of his accrued salary in 1999. Such waivers were recorded as contribution to additional paid-in capital in the accompanying financial statements in the year of waiver.

                (c) Warrants:

                          In connection with the sale of securities in 1996 and
                1997, the Company sold warrants to acquire 50,000 shares of the Company's common stock (as adjusted for the December 1997 and 1999 stock splits) at $120 per share. Effective December 28, 1996, five consultants received warrants to purchase an aggregate of 21,250 shares of the Company's common stock at $120 per share for services previously rendered. The fair value of the warrants issued to the consultant and the services rendered (as determined by the Board of Directors and consultants) was $85,000 which was charged to operations as public relations costs.

                          The Company filed with the Securities and Exchange
                Commission a registration statement on Form SB-2 to register 71,250 shares of its common stock all of which underlie warrants to acquire a like number of common shares at $120 per share. The proceeds received by the Company through December 31, 1999 from the conversion of warrants into 1,350 common shares were $132,037 before offering costs of $129,963.


                (d) Common Stock Split:

                          The Company's Board of Directors approved a split of
                its outstanding common shares of five (5) shares of each four
                (4) shares outstanding on December 11, 1997. On December 15, 1999, the Board of Directors authorized a reverse split of the Company's common stock at a rate fifty 50) common shares outstanding into one (1) common share, which has been effectuated for all periods presented.


                (e) Stock Options:

                          The Board of Directors adopted the American ATM Corp.
                1996 Stock Option Plan ("1996 Plan") on December 16, 1996 which the shareholders subsequently approved. The 1996 Plan provides for the total issuance of an aggregate of 13,750 common shares under nonqualified and qualified grants. Qualified options are intended to comply with Section 422 of the Internal Revenue Service Code of 1986, as amended. To date options granted under the 1996 Plan to acquire 3,300 common shares have been qualified grants and options to acquire 8,240 common shares have been non-qualified grants.

                          On December 16, 1996, the Company's outside directors
                and an officer were granted options to acquire an aggregate of 2,000 common shares at an exercise price of $40 per share which was the common stock's fair value on the date of grant. The directors options were originally exercisable in full at any time through December 15, 2000. The officer's option vests pro rata over its life. On March 21, 1997, the Board of Directors reduced the exercise period of these options to March 25, 2000 for the directors and May 1, 1999 for the officer.

                          The Company's Chairman and CEO was granted options to
                acquire 5,000 common shares at $44 per share, as adjusted for the December 1997 and 1999 stock splits. The CEO's options were granted in recognition of his decision to forego $40,000 in salary for calendar 1996. The wavier of the salary was reflected in the accompanying financial statements as a charge to operations and a credit to additional paid-in capital of $40,000 during fiscal 1997.

                          Also on March 25, 1997, the outside directors were
                issued additional options to acquire an aggregate of 1,250 common shares for $40 per share. The outside directors' options were issued as partial payment for their services pursuant to the Company's directors compensation policy which was approved by the Board of Directors in December 1996.

                          The excess of the fair value of the common stock at
                March 25, 1997 ($120 per share after the December 15, 1999 reverse split) over the option exercise prices aggregated $400,000 which was classified in the accompanying financial statement as deferred compensation with a corresponding increase to additional paid-in capital. The deferred compensation was charged to operations in the periods that the Chairman and the other directors rendered their services resulting in a $200,000 charge to operations in the years ended June 30, 1998 and 1997.

                          In October 1998, a former director exercised options
                to acquire 500 common shares at $40 per share for an aggregate of $20,000 for which the director remitted $25,000 to the Company. The overpayment of $5,000 is reflected as a current obligation in the accompanying financial statements.

                          On March 31, 1999, the Company issued options
                aggregating 3,300 shares to officers, employees and directors. The excerise price of the options is $143.75 per share which is the fair market value at the date of the grant. The options are exercisable at any time through March 31, 2009.

                          Pursuant to the 1996 Plan, each of the non-employee
                directors of the Company is to receive yearly - at the conclusion of the stockholders' annual meeting - an option to acquire 200 shares of the Company's common stock for the next fiscal year. Since the Company had not had its annual meeting for 1999, the five non-employee directors were not granted their options for fiscal 1999. Upon the conclusion of the 1999 annual stockholders' meeting, the directors will receive options to acquire an aggregate of 1,000 common shares.

                          On December 31, 1998, the Company adopted the 1999
                Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the total issuance of an aggregate of 10,000 common shares under non-qualified and qualified grants. No options have been granted under the 1999 plan.

                          At December 31, 1999 and June 30, 1999, the Company
                had options for 11,050 common shares issued and unexercised at exercise prices ranging from $40 to $143.75. At December 31, 1999 and June 30, 1999, 11,050 shares under options were exercisable at prices ranging from $40 to $143.75 per share.

                          Assuming the fair market value of the stock at the
                date of grant to be $40 per share in December 1996, $120 per share in March 1997 and $143.75 per share in March 1999, the life of the options to be three years to ten years, the expected volatility at 200%, expected dividends of none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $74,011 and $29,448 in each of the six and three month periods ended December 31, 1999 and 1998 as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:


                                       For the Three           For the Six
                                       Months Ended            Months Ended
                                       December 31,            December 31,
                                 ----------------------  -----------------------
                                   1999          1998       1999         1998
                                 ---------    ---------  ----------   ----------
                                       (Unaudited)              (Unaudited)

Net loss as reported            ($ 34,544)    $ 88,259   ($ 70,657)   ($127,216)
                                =========     ========   =========    =========
Additional compensation          $ 74,011     $ 29,448    $148,022     $ 58,896
                                =========     ========   =========    =========
Adjusted net loss               ($108,555)   ($117,707)  ($218,679)   ($186,112)
                                =========     ========   =========    =========
Loss per share as reported         ($0.22)      ($1.57)     ($0.85)      ($2.26)
                                =========     ========   =========    =========
Adjusted loss per share            ($1.44)      ($2.09)     ($2.65)      ($3.30)
                                =========     ========   =========    =========


NOTE 7 - COMMITMENTS AND CONTINGENCIES.

                (a) Contingencies:

                          The Company is contingently liable for cash in the
                machines, which it rents from a bank. The amount of rented cash at December 31, 1999 was $272,940.


                (b) Leases:

                          The Company is a lessee under an operating real
                property lease for office space which expired on June 30, 1999.

                          The Company also leases space for its ATMs under
                operating leases. Although the stated term of each lease is from one to five years, either party may cancel the lease with minimal notice. Rent charged to operations in the six months ended December 31, 1999 and 1998 was $3,609 and $9,950, respectively. Additionally, the Company has agreements with electronic transaction reporting and transfer system service providers, which are a crucial component of the Company's operations. These agreements typically require payment based upon the number of transactions processed by the provider.

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


NOTE 8 - YEAR 2000.

                          The Year 2000 issue is the result of computer programs
                being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has commenced requesting data concerning Year 2000 compliance from its suppliers, lenders, service providers and others. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements. Although it is management's belief that the failure by such entities not to have made their required software corrections could have adverse material effect on the Company's operations or financial condition, the Company has not experienced any adverse effects in its operations through February 24, 2000.



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


Plan of Operation

         The Company's plan of operation for the next six months of fiscal 2000 and the fiscal year thereafter will be to continue to maintain its profitable ATM's and possibly expand to additional locations. Management is currently exploring the feasibility of entering into other industries. Management believes that the ATM industry might be subjected to possible additional governmental scrutiny - possibly regulations - in the future. This possibility could have an adverse effect on the Company's operations. Management has had preliminary exploratory discussions with an entity in the telecommunications industry concerning starting up a venture and/or other working arrangement.

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

Six months ended December 31, 1999 vs. December 31, 1999

Fee Income and Direct Costs:

         For the six months ended December 31, 1999 and 1998 the Company's fee income remained the same at $192,000. Location expenses increased $15,000 (15.2%) to $114,000 in the current period (59.4%) of fee income) from $99,000 (51.6% of fee income) in 1998. Financing costs remained constant at $31,000. The location expense increase is attributable to additional machine costs and armored car service fees.

Operating Expenses:

         Selling expenses decreased $6,000 (10.5%) to $51,000 (26.6% of fee income) in the six months ended December 31, 1999 from $57,000 (29.7% of fee income) in the comparable prior period. The reduction is attributable to reduced advertising, travel and entertainment expenditures in the current period.

         General and administrative expenses decreased $59,000 (47.2%) to $66,000 (34.4% of fee income) in the six months ended December 31, 1999 from $125,000 (65.1% of fee income) in the comparable prior period.

         The decrease is attributable to decreased professional and consulting fees in the current period.

         Interest expense decreased because of the conversion of debt to common stock of the Company.

         The net loss for the current period decreased $56,000 (44.8%) to $71,000 from the prior year's net loss for the six months of $127,000. The reduction in the loss is attributable to the reduced operating expenses offset by increased direct costs as described above.



Three months ended December 31, 1999 vs. December 31, 1998

Fee Income and Direct Costs:

         During the current quarter fee income increased $3,000 (3.4%) to $88,000 while direct costs increased $37,000 (84.1%) to $81,000, resulting in gross profit decreasing $34,000 (82.9%) to $7,000 in the current period (8.0% of fee income) from $41,000 (48.2% of fee income) in 1998. The decrease in the gross profit in the current quarter is the result of additional machine costs and armored car service fees.

Operating Expenses:

         Selling expenses decreased $1,000 (4.0%) to $24,000 (23.3% of fee income) in the three months ended December 31, 1999 from $25,000 (29.4% of fee income) in the comparable prior period. The reduction is attributable to reduced advertising, travel and entertainment expenditures in the current period.

         General and administrative expenses decreased $82,000 (82.0%) to $18,000 (20.5% of fee income) during the current quarter from $100,000 (117.6% of fee income) in the prior period. The decrease is attributable to decreased professional and consulting fees in the current period.

         Interest income and the provision for taxes remained relatively constant in both periods. Interest expense decreased due to the conversion of debt to common stock of the Company.

         The net loss for the current period decreased $53,000 (60.2%) to $35,000 from the prior year's net loss for the quarter of $88,000. The reduction in the loss is attributable to the reduced operating expenses which were offset by the increased direct costs as described above.

Financial Condition

December 31, 1999 Compared to June 30, 1999:

         The Company's working capital deficiency decreased from $314,000 at June 30, 1999 to $131,000 at December 31, 1999 through the proceeds of $140,000 notes and loans from stockholders. This loan as well as $115,000 in loans to other stockholders were converted into common stock in October 1999.

         The capital deficiency decreased $164,000 to $117,000 at December 31, 1999 because of the net loss incurred in the period offset by the conversion of debt to common stock.


Liquidity and Capital Resources

         The Company had a working capital deficiency of $131,000 and $314,000 at December 31, 1999 and June 30, 1999, respectively. The Company's primary sources of working capital have been (i) the proceeds from its lines of credit,
(ii) proceeds from related party indebtedness, (iii) the rental cash agreement, and, (iv) the issuance of its securities for cash, as payment for debt and as payment for services rendered. Currently, the Company's cash requirements include (i) the funding for its existing and new machines, (ii) the costs associated with opening, maintaining and operating machines at new locations, and, (iii) ongoing selling, general, administrative and other operating expenses. Management believes that the Company's cash liquidity position will be enhanced primarily from its efforts to sell its securities in a private placement. Management does not believe that any significant additional warrant holders will exercise in the immediate future because of the unfavorable variances between the market price of the common stock and the exercise price of the warrants. If the Company is not successful in its efforts to generate cash funds from the sale of its securities, the Company will not be able to generate sufficient cash funds from its operations to meet its obligations as they mature. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Even, if the Company is successful (or partially successful) in its effort to convert the warrants into common shares for cash or in the sale of its securities, the Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

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

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company has commenced requesting data concerning Year 2000 compliance from its suppliers, lenders, service providers and others. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such modifications or replacements. Although it is management's belief that the failure by such entities not to have made their required software corrections could have adverse material effect on the Company's operations or financial condition, the Company has not experienced any adverse effect in its operations through February 24, 2000.


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







                                                  AMERICAN ATM CORP.
                                                     (Registrant)







                                                  ___________________________
                                                  Wayne Kight, President


Date:  February 4, 2000